Form 10-K
period 1993-12-31
COMMONWEALTH GAS CO
filed 1994-03-31
CIK 22620

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to _______________

                         Commission file number 2-1647

                           COMMONWEALTH GAS COMPANY
            (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-1989250
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Main Street, Cambridge, Massachusetts                 02142-9150
(Address of principal executive offices)                  (Zip Code)

                                (617) 225-4000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
          None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  x   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 15, 1994
        Common Stock, $25 par value           2,857,000 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 32 of this report.
                                    PAGE 2

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1993


                               TABLE OF CONTENTS


                                    PART I
                                                                     PAGE

Item  1.    Business........................................          3

              General.......................................          3
              Gas Supply
                General.....................................          3
                Hopkinton LNG Facility......................          4
              Rates and Regulation..........................          5
              Environmental Matters.........................          6
              Construction and Financing....................          7
              Employees.....................................          7

Item  2.    Properties......................................          7

Item  3.    Legal Proceedings...............................          7


                                    PART II

Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................          8

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................          9

Item  8.    Financial Statements and Supplementary Data.....         12

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............         12


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................         32


Signatures..................................................         46
                                    PAGE 3

                           COMMONWEALTH GAS COMPANY

                                    PART I.

Item 1.     Business

      General

      Commonwealth Gas Company (the Company) is engaged in the distribution and sale of natural gas at retail to approximately 232,000 customers in a 1,067 square mile area which includes 49 communities in eastern, southeastern and central Massachusetts. The approximate year-round population of this service area is 1,128,000.

      The Company, which was organized in 1851 under the laws of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Public Utilities (DPU), which regulates retail rates, accounting, issuance of securities and other matters. The Company is a wholly-owned subsidiary of Commonwealth Energy System ("System"), which, together with its subsidiaries, is collectively referred to as "the system." Since the date of its organization the Company has, from time to time, acquired the property and franchises of, or merged with, other gas companies.

      The Company is the only gas distribution utility in its service area and, by virtue of its existing franchises, no other gas distribution utility may extend its operations into the Company's service area without the authorization of the DPU. Alternative sources of energy are available to customers within the service territory, but competition from these sources has not been a significant factor affecting the Company's firm gas sales to existing customers. Even with the higher cost of storage and liquefied natural gas (LNG), which is required to supplement pipeline supply, the overall long-term cost of gas has been competitive with the cost of alternative fuel sources for most of the Company's customers.

      Operating revenues are derived primarily from residential, commercial and industrial customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain large industrial customers who have dual fuel capability, can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice. The Company reserves the right to reduce or interrupt the supply of gas at any time.

      Gas Supply

      (a)  General

      In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (Order 636) which became effective on November 1, 1993 and requires interstate pipelines to unbundle existing gas sales contracts into separate components (gas sales, transportation and storage services). Order 636 provides mechanisms that will allow customers such as the Company to reduce the level of firm services from the pipelines and "broker" excess capacity on a temporary or permanent basis. Order 636 also requires pipelines to provide transportation services that allow customers to receive the same
                                    PAGE 4

                           COMMONWEALTH GAS COMPANY

level of service they had with the bundled contracts. In the past, the Company purchased the majority of its gas supplies from either Tennessee Gas Pipeline Company (Tennessee) or Algonquin Gas Transmission Company (Algonquin), supplemented with third-party firm gas purchases and firm transportation from various pipelines. Presently, the Company has only transportation, storage, and balancing contracts with these pipelines (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines), and contracts with a variety of independent vendors for firm gas supply. Twelve new firm gas supply contracts have been negotiated with suppliers and filed with the DPU. During the interim, the Company is operating under short-term firm agreements with these same vendors to provide firm supplies under similar terms and conditions as the long-term agreements, which are presently under review. Approvals are expected during the first half of 1994.

      In addition to firm transportation and gas supplies mentioned above, the Company utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing agreements and new agreements which are the result of Order 636 requirements for total service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During 1993, over 99% of the gas utilized by the Company was delivered by the interstate pipeline system, the remaining small quantity (approximately 360,000 MMBTU) was delivered as liquid LNG from Distrigas of Massachusetts.

      The Company entered into a multi-party agreement to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE), and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. The Company is currently awaiting an order from the DPU.

      The Company began transporting gas on its distribution system in 1990 for end-users. There are currently only eleven customers using this transportation service, accounting for only 1,623 BBTU of throughput in 1993 which represented approximately 3.5% of system throughput.

      (b)  Hopkinton LNG Facility

      A portion of the Company's gas supply during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the System. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

      In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas and are filled with LNG trucked from Hopkinton.

      The Company has a contract for LNG service with Hopkinton extending through 1996, thereafter renewable year to year with notice of termination due five years in advance. Contract payments include a demand charge sufficient
                                    PAGE 5

                           COMMONWEALTH GAS COMPANY

to cover Hopkinton's fixed charges and an operating charge which covers liquefaction and vaporization expenses. The Company furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of the Company.

      Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, the Company believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

      Rates and Regulation

      (a)   Automatic Adjustment Clauses

      The Company has a Standard Seasonal Cost of Gas Adjustment rate schedule
(CGA) which provides for the recovery, from firm customers, of purchased gas costs not recovered through base rates. These schedules, which require DPU approval, are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible sales. Actual gas costs are reconciled annually as of October 31, and any difference is included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

      The DPU and the Massachusetts Energy Facilities Siting Council (the Council) were merged in 1992. The Council is now a division of the DPU. Periodically, the Company is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the Council. To approve a long-range forecast, the Council must find, among other things, that the Company's plans for construction of new gas manufacturing or storage facilities and certain high-pressure gas pipelines are consistent with current health, environmental protection, resource use and development policies as adopted by the Commonwealth of Massachusetts. The Company filed a long-range forecast with the Council on July 20, 1990 and updated aspects of the filing in March 1991. This forecast was combined with the DPU review of the ANE contract. Both dockets remain pending before the DPU.

      (b) Gas Demand, Take-or-Pay Costs and Transition Costs

      The Company is obligated, as part of its pipeline transportation contracts and supplier gas purchase contracts, to pay monthly demand charges which are recovered from customers through the CGA.

      In June 1991, Tennessee filed a settlement with the FERC dealing with a variety of contract restructuring issues, including the allocation of take-or-pay costs to Tennessee's customers, including the Company. This comprehensive settlement was approved and implemented on July 1, 1992. As part of the settlement, the allocation of take-or-pay costs was changed from a deficiency basis to a contract demand basis which increased the Company's allocation. Future take-or-pay costs will be included in Tennessee's Temporary Gas Inventory Charge and transition costs under Tennessee's restructuring pursuant to Order 636.
                                    PAGE 6

                           COMMONWEALTH GAS COMPANY

      Algonquin made a series of filings with the FERC to recover from its customers take-or-pay charges imposed on it by its upstream suppliers. Algonquin billed the Company for gas supply inventory charges from Texas Eastern and others through the Algonquin commodity rate. With the implementation of Order 636, Algonquin allocated the remaining costs utilizing a formula based on actual purchases for the twelve months prior to May 1, 1993. The Company's allocation was in excess of $5 million. The Company successfully appealed Algonquin's allocation method to the FERC. The change in allocation, combined with issues being settled in Algonquin's current rate case will reduce the Company's allocated share by $1.5 million to $2.5 million.

      As a direct result of implementation of Order 636, most pipeline companies are incurring transition costs which include the cost of restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs. For additional information on these transition costs refer to Note 5(c) of Notes to Financial Statements filed under Item 8 of this report.

      The Company is collecting take-or-pay and other contract restructuring costs from its customers through the CGA as permitted by the DPU. The remaining take-or-pay costs to be billed to the Company from both Algonquin and Tennessee are estimated at approximately $431,000 as of December 31, 1993, subject to change upon FERC approval.

      (c) Most Recent Rate Case Proceeding

      On April 16, 1991, the Company requested a $27.7 million (11.3%) revenue increase in a filing with the DPU using a test year ended December 31, 1990. On September 16, 1991, the DPU approved a settlement of the revenue requirements portion of the filing authorizing a $22.8 million increase in annual revenues, approximately 82% of the original request. The agreement included a return on equity, for accounting purposes, of 13%. The DPU later ruled on the rate design portion of the request and new rates went into effect on November 1, 1991. The increase was necessitated by the rising costs of providing service to customers and substantial expenditures to upgrade, improve and maintain the Company's distribution system.

      Environmental Matters

      The Company is a potentially responsible party (PRP) in the Sullivan's Ledge Superfund site in New Bedford, Massachusetts. In 1990, the Company agreed to a settlement regarding this site and its share of clean-up costs is presently estimated to be $1.8 million and is reflected on the accompanying Balance Sheets. Sampling work at the site indicates that a more extensive clean-up than originally contemplated may be required, although the financial impact of these findings is not presently known. The settling parties for the site are now pursuing claims against a number of non-settling PRPs, and any amounts recovered through those claims will be applied to offset the settling parties' liabilities.

      The Company is evaluating a former gas manufacturing plant site in
                                    PAGE 7

                           COMMONWEALTH GAS COMPANY

Worcester, Massachusetts, and a proposal for a comprehensive assessment of this site has been prepared. It is possible that this site may require substantial remediation work due to the suspected presence of hazardous substances. However, the cost of remediation cannot be estimated at this time.

      The Company anticipates recovery of costs associated with the clean-up of such sites from its customers through a procedure established in a generic order issued by the DPU, wherein such costs are recovered through an element of the existing CGA. These costs are expected to be recovered over a seven-year amortization period without a return on the unamortized balance.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5(a) of the Notes to Financial Statements filed under
Item 8 of this report.

      Employees

      The Company has 765 regular employees, 526 (68.8%) are represented by three collective bargaining units with agreements in effect until September 15, 1995, March 31, 1996 and June 30, 1996. Employee relations have generally been satisfactory.

Item 2.     Properties

      The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1993, the gas system included 2,739 miles of gas distribution lines, 161,192 services and 237,318 customer meters together with the necessary measuring and regulating equipment.

      In addition, the Company owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and various natural gas receiving and take stations.

      The Company's property is subject to encumbrances under its Indenture of Trust and First Mortgage Bonds.

Item 3.     Legal Proceedings

      The Company is not a party to any pending material legal proceeding.
                                    PAGE 8

                           COMMONWEALTH GAS COMPANY

                                    PART II.


Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters

      (a)   Principal Market

            Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b)   Number of Shareholders at December 31, 1993

            One

      (c)   Frequency and Amount of Dividends Declared in 1993 and 1992

                       1993                               1992
                                Per Share                           Per Share
            Declaration Date      Amount     Declaration Date         Amount

            January 28, 1993      $2.17      April 16, 1992           $3.00
            April 15, 1993         3.75      July 16, 1992             1.00
            July 15, 1993           .50                               $4.00
                                  $6.42

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.
                                    PAGE 9

                           COMMONWEALTH GAS COMPANY

Item 7.     Management's Discussion and Analysis of Results of Operations

      The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facilitate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

      A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1993 and 1992 is shown below:


                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1993 and 1992          1992 and 1991
                                              Increase (Decrease)
                                             (Dollars in Thousands)

Gas Operating Revenues             $ 6 896      2.3 %    $ 38 998      15.1 %

Operating Expenses -
  Cost of gas sold                   2 736      1.7        11 981       7.8
  Other operation
    and maintenance                    977      1.2         6 566       8.5
  Depreciation                         669      8.1           360       4.6
  Taxes -
    Federal and state income         1 265     14.7         7 223     533.1
    Local property and other           404      5.6         1 477      25.6
                                     6 051      2.2        27 607      11.3

Operating Income                       845      3.5        11 391      88.2

Other Income                           340    114.5           408     367.6

Income Before Interest Charges       1 185      4.8        11 799      92.1

Interest Charges                      (259)    (2.7)           64       0.7

Net Income                         $ 1 444      9.7      $ 11 735     376.1



Unit Sales (BBTU)                           Increase (Decrease)

  Firm                                (591)    (1.5) %      3 415       9.4 %
  Interruptible                       (844)   (25.6)       (2 201)    (40.0)
                                    (1 435)    (3.3)        1 214       2.9
                                    PAGE 10

                           COMMONWEALTH GAS COMPANY

The following is a summary of unit sales and customers for the periods indicated:

                                              Years Ended December 31,
                                            1993        1992        1991

Unit Sales (BBTU):
  Residential                              22 252      22 392      19 851
  Commercial                               10 931      10 913       9 575
  Industrial                                4 205       4 717       5 388
  Other                                     1 831       1 788       1 581
    Total firm sales                       39 219      39 810      36 395
  Interruptible sales                       2 459       3 303       5 504
    Total                                  41 678      43 113      41 899

Customers at End of Period:
  Residential                             211 877     207 163     207 867
  Commercial                               18 323      17 932      18 515
  Industrial                                  920         921         991
  Other                                     1 093       1 009       1 022
    Total                                 232 213     227 025     228 395


Operating Revenues and Cost of Gas Sold

      Operating revenues increased nearly $7 million or 2.3% due primarily to an increase in conservation and load management (C&LM) costs ($4.8 million) which are being recovered through a Conservation Charge (CC) decimal effective in late 1992 and a 1.7% increase in the cost of gas sold ($2.7 million). Also contributing to the increase were transition costs ($1.4 million) associated with the implementation of Order 636. Somewhat offsetting these increases were lower unit sales of approximately 3.3%. The significant change in 1992 revenues from 1991 resulted from higher base rates which were approved for the Company effective November 1, 1991, an increase in firm unit sales and higher firm transportation revenues than in 1991. Seasonal rates recognize the increased cost of providing gas service during the winter months.

      The cost of gas sold per MMBTU averaged $3.81 in 1993, $3.65 in 1992 and $3.54 in 1991. The higher cost of gas in 1993, compared to 1992, was due, in part, to the costs incurred as a result of the implementation of Order 636. In 1992, the higher cost of gas, compared to 1991, was the result of lower levels of refunds from pipeline suppliers and an increase in the cost of spot market purchases. Refunds from pipeline suppliers, which are passed along to the Company's firm customers, amounted to approximately $7 million ($.18 per MMBTU) in both 1993 and 1992, as compared to $9.4 million ($.26 per MMBTU) for 1991. In 1994, the cost of gas is expected to average approximately $4.40 per MMBTU due to the impact of Order 636 and rising transportation costs.

      Firm unit sales declined nearly 1.5% in 1993, including a 10.9% decline in sales to industrial customers; however, firm sales during the heating season when seasonal rates are in effect increased by nearly 3%. Although interruptible sales decreased approximately 26% during 1993, these sales have little, if any, impact on net income. In 1992, firm unit sales increased 9.4% due to significantly higher residential and commercial customer use caused by
                                    PAGE 11

                           COMMONWEALTH GAS COMPANY

colder temperatures in the first and fourth quarters. The variations from year to year in weather conditions, particularly during the heating season, cause gas usage to fluctuate. 1992 weather patterns were more normal (colder) than 1991.

      The number of customers increased approximately 2.3% in 1993 due to new home construction and conversion activity. The fluctuation in interruptible sales during the three-year period reflects the competitive market conditions for energy resources. However, interruptible sales have little impact on earnings.

Operating Expenses

      Other operation and maintenance increased approximately $977,000 or 1.2% in 1993 due primarily to the implementation of C&LM programs ($4.8 million) during 1993 and increased pension costs ($500,000). In addition, payroll costs increased 2.6% or $821,000 for 1993 compared to an increase of $1.2 million or 4.1% for 1992 reflecting the Company's continuing cost containment efforts, including reduced overtime and work force reductions through attrition. Offsetting these increases in 1993 were a decline in employee medical and life insurance costs of $954,000, lower liability insurance costs of $1.4 million due to fewer and less costly claims and the absence of amortization costs (totaling $1.9 million) associated with the Company's automated mapping system (CAMRIS). Engineering costs for CAMRIS were incurred throughout the three-year period and amounted to $1,773,000, $1,485,000 and $1,039,000 in 1993, 1992 and 1991, respectively. Overall costs increased in 1992 due to an increase in insurance and benefits costs and an increase in the provision for bad debts reflecting difficult economic conditions. These increases were offset somewhat by the Company's continuing cost containment efforts.

Depreciation and Taxes

      The increase in depreciation expense in both 1993 and 1992 resulted from higher levels of depreciable plant-in-service. Federal and state income taxes increased during 1993 and 1992 due to a greater level of pretax income and, to a lesser extent for 1993, the change in the federal tax rate to 35%, effective January 1, 1993.

Other Income

      Other income increased during 1993 due primarily to higher income from non-utility rental properties, interest on the Company's C&LM program development costs and from the Company's share of the net proceeds from a litigation settlement recorded in the second quarter ($193,000). The impact of these items was offset somewhat by a decline in sales of design heating systems. For 1992, other income increased due primarily to lower costs associated with the sale of appliances and an increase in the number of appliances sold.

Interest Charges

      Total interest charges decreased 2.7% in 1993, despite a higher average level of short-term borrowings, due to lower interest rates and the early
                                    PAGE 12

                           COMMONWEALTH GAS COMPANY

retirement of the Company's Series F (9%, $8,060,000) and Series G (8 5/8%, $1,050,000) First Mortgage Bonds during the second quarter of 1992. Interest rates on bank borrowings averaged 3.5% in 1993 compared to 4% for 1992. During 1992, total interest charges increased only slightly due to a higher average level of short-term borrowings offset by lower interest rates and the aforementioned early retirement of long-term debt.

Financing Activity

      On December 30, 1993, the Company issued $25 million of 7.11% First Mortgage Bonds, Series K, Due 2033. In addition, on December 29, 1993 the Company issued 450,000 shares of Common Stock ($25 par value) for $18,000,000 (purchased entirely by the System). The proceeds from these issues were used to repay outstanding short-term borrowings incurred to temporarily finance additions to property, plant and equipment.

New Accounting Standards

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement establishes new accounting and reporting standards for postretirement benefits other than pensions. For further information, refer to Note 4(b) of the Notes to Financial Statements.

      In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The Company is required to adopt this statement effective January 1, 1994. SFAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement (postemployment). Those benefits include salary continuation, supplemental employment benefits, severance benefits, disability-related benefits and continuation of health care and life insurance coverage if each of the following conditions are met: 1) the obligation is attributable to employee services already rendered, 2) employees' rights to those benefits accumulate or vest, 3) payment of the benefits is probable and
4) the cost of the benefits can be reasonably estimated. The Company believes that the adoption of the provisions of SFAS 112 will not have a material impact on its financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

        The Company's financial statements required by this item are filed herewith on pages 13 through 31 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
                                    PAGE 13

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1993

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Commonwealth Gas Company:

        We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

        As discussed in Note 4 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      ARTHUR ANDERSEN & CO.
                                                      Arthur Andersen & Co.

Boston, Massachusetts,
February 17, 1994.
                                    PAGE 14

                           COMMONWEALTH GAS COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1993 and 1992

      Statements of Income for the Years Ended December 31, 1993, 1992 and
      1991

      Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991

      Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

      Notes to Financial Statements


                                   PART IV.


SCHEDULES

      V Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

      VI Accumulated Depreciation of Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

      VIII Valuation and Qualifying Accounts for the Years Ended December 31, 1993, 1992 and 1991

      IX Short-Term Borrowings for the Years Ended December 31, 1993, 1992 and 1991

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.
                                    PAGE 15

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                                    ASSETS



                                                          1993        1992
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $323 607   $304 877
  Less - Accumulated depreciation                         77 155     72 766
                                                         246 452    232 111
  Add - Construction work in progress                        400        565
                                                         246 852    232 676

CURRENT ASSETS
  Cash                                                     1 297         10
  Accounts receivable -
    Affiliated companies                                     173        221
    Customers, less reserves of $3,162,000 in 1993
      and $2,890,000 in 1992                              33 066     28 302
  Unbilled revenues                                       29 068     29 070
  Inventories, at average cost -
    Natural gas                                           25 810     17 906
    Materials and supplies                                 1 979      2 139
  Prepaid taxes -
    Property                                               2 629      2 329
    Income                                                 1 812      6 690
  Other                                                      992      1 179
                                                          96 826     87 846

DEFERRED CHARGES
  Order 636 transition costs                              21 938        -
  Other                                                   11 067      7 084
                                                          33 005      7 084

                                                        $376 683   $327 606
                                    PAGE 16

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                        CAPITALIZATION AND LIABILITIES

                                                        1993          1992
                                                     (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares in 1993 and
        2,407,000 in 1992, wholly-owned
        by Commonwealth Energy System (Parent)       $ 71 425      $ 60 175
    Amounts paid in excess of par value                27 739        20 989
    Retained earnings                                   7 840         6 994
                                                      107 004        88 158
  Long-term debt, including premiums, less
    current sinking fund requirements and
    maturing debt (Note 3)                             95 400        64 050
                                                      202 404       152 207

CURRENT LIABILITIES
  Interim Financing (Note 3) -
    Notes payable to banks                             40 975        52 475
    Advances from affiliates                            2 835         8 540
                                                       43 810        61 015

  Other Current Liabilities -
    Current sinking fund requirements                   3 650         3 650
    Accounts payable -
      Affiliated companies                              1 811         1 610
      Other                                            32 944        38 712
      Refundable gas costs (Note 1)                    13 253         7 824
    Customer deposits                                   1 440         1 441
    Accrued local property and other taxes              2 940         2 583
    Accrued interest                                      774           781
    Other                                               4 447         3 617
                                                       61 259        60 218
                                                      105 069       121 233
DEFERRED CREDITS
  Accumulated deferred income taxes                    30 176        27 120
  Unamortized investment tax credits                    6 270         6 480
  Order 636 transition costs                           13 133           -
  Other                                                19 631        20 565
                                                       69 210        54 165
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
                                                     $376 683      $327 606







  The accompanying notes are an integral part of these financial statements.
                                    PAGE 17

                           COMMONWEALTH GAS COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                1993       1992        1991
                                                    (Dollars in Thousands)

  GAS OPERATING REVENUES                     $304 129    $297 233   $258 235

  OPERATING EXPENSES
    Cost of gas sold                          167 607     164 871    152 890
    Other operation                            71 380      69 126     62 926
    Maintenance                                11 929      11 611     11 608
    Depreciation                                8 939       8 270      7 910
    Amortization                                1 629       3 224      2 861
    Taxes -
      Income (Note 2)                           9 843       8 578      1 355
      Local property                            4 865       4 608      3 008
      Payroll and other                         2 779       2 632      2 755
                                              278 971     272 920    245 313

  OPERATING INCOME                             25 158      24 313     12 922

  OTHER INCOME (EXPENSE)                          637         297       (111)

  INCOME BEFORE INTEREST CHARGES               25 795      24 610     12 811

  INTEREST CHARGES
    Long-term debt                              6 345       7 004      7 523
    Other interest charges                      3 170       2 769      2 176
    Allowance for borrowed funds used
      during construction                         (19)        (18)        (8)
                                                9 496       9 755      9 691

  NET INCOME                                 $ 16 299    $ 14 855   $  3 120


















  The accompanying notes are an integral part of these financial statements.
                                    PAGE 18

                           COMMONWEALTH GAS COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                               1993       1992       1991
                                                  (Dollars in Thousands)

  Balance at beginning of year               $ 6 994     $ 1 767   $ 4 063

  Add (Deduct)
    Net income                                16 299      14 855     3 120
    Cash dividends on common stock           (15 453)     (9 628)   (5 416)

  Balance at end of year                     $ 7 840     $ 6 994   $ 1 767






































  The accompanying notes are an integral part of these financial statements.
                                    PAGE 19

                           COMMONWEALTH GAS COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                   1993      1992      1991
                                                    (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                     $16 299    $14 855  $ 3 120
  Effects of non-cash items -
    Depreciation and amortization                 11 363     12 100   11 296
    Deferred income taxes                          8 018      1 478      453
    Investment tax credits                          (210)      (217)    (224)
  Change in working capital exclusive
      of cash and interim financing -
    Accounts receivable and unbilled
      revenues                                    (4 714)    (4 544) (13 472)
    Prepaid income taxes                           4 878        729      147
    Local property and other taxes, net               57        136       85
    Accounts payable and other                    (6 873)     3 032   (9 620)
  Uncollected postretirement benefits costs       (3 062)        -        -
  Uncollected Order 636 costs                     (8 805)        -        -
  All other operating items                       (9 065)    (3 003)  (2 276)
Net cash provided by (used for)
    operating activities                           7 886     24 566  (10 491)

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)               (23 272)   (20 437) (17 122)
  Allowance for borrowed funds used
    during construction                              (19)       (18)      (8)
Net cash used for investing activities           (23 291)   (20 455) (17 130)

FINANCING ACTIVITIES
  Sale of common stock to Parent                  18 000         -        -
  Payment of dividends                           (15 453)    (9 628)  (5 416)
  Proceeds from (payment of) short-term
    borrowings                                   (11 500)    14 875    6 675
  Proceeds from (payment of) affiliate
     borrowings                                   (5 705)     3 275    5 265
  Retirement of long-term debt
    through sinking funds                         (3 650)    (3 657)  (3 913)
  Long-term debt issues refunded                      -      (9 110)      -
  Long-term debt issues                           35 000         -    25 000
Net cash provided by (used for)
  financing activities                            16 692     (4 245)  27 611

Net increase (decrease) in cash                    1 287       (134)     (10)
Cash at beginning of period                           10        144      154
Cash at end of period                            $ 1 297    $    10  $   144

Supplemental Disclosures of Cash Flow Information
  Cash paid (received) during the period for:
    Interest (net of amounts capitalized)        $ 8 797    $ 9 377  $ 8 733
    Income taxes                                 $ 3 133    $ 6 167  $  (668)

  The accompanying notes are an integral part of these financial statements.
                                    PAGE 20

                           COMMONWEALTH GAS COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)   Significant Accounting Policies

 (a) General and Regulatory

      Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries, is referred to as "the system." The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Public Utilities (DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

      The Company has established various regulatory assets in cases where the DPU has permitted, or is expected to permit, recovery of specific costs over time. At December 31, 1993, principal regulatory assets included in deferred charges were $21.9 million for transition costs associated with FERC Order No. 636 and $3.1 million for postretirement benefits costs. In addition, a regulatory liability related to income taxes, amounting to $10 million, was reflected in deferred credits.

 (b) Reclassifications

      Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

 (c) Transactions with Affiliates

      Operating revenues include sales of gas to affiliated companies as follows:

                                         (Dollars in Thousands)
               1993                    Cost      Margin      Total

        Cambridge Electric             $1 311    $   76     $1 387

               1992

        Cambridge Electric             $1 784    $  334     $2 118
        Commonwealth Electric             100         5        105
                                       $1 884    $  339     $2 223

               1991

        Cambridge Electric             $4 207    $  501     $4 708
        Commonwealth Electric           1 195        93      1 288
                                       $5 402    $  594     $5 996

      The margin realized on these sales together with that realized from non-affiliate interruptible sales is credited to firm customers through the Cost of Gas Adjustment Clause (CGA).
                                    PAGE 21

                           COMMONWEALTH GAS COMPANY

      Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that amounted to $9,587,000, $8,683,000 and $8,319,000 in 1993, 1992 and 1991,
 respectively. Transactions with other system companies are subject to review by the DPU.

 (d) Operating Revenues

      Customers are billed for their use of gas on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

      The Company is permitted to bill customers currently for total gas costs, certain conservation and load management costs and environmental costs through adjustment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DPU. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues. However, as of December 31, 1993 and 1992, the Company had overcollected $13,253,000 and $7,824,000, respectively, which is reflected as a liability in the accompanying Balance Sheets. These overcollected amounts, which include interest, are returned to customers in subsequent months.

 (e) Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 2.95% in 1993, 2.90% in 1992 and 2.94% in 1991.

 (f) Maintenance

      Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of property units and the cost of removal less salvage.

 (g) Allowance for Funds Used During Construction

      Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in the accompanying Statements of Income.

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 3.5% in 1993, 4.25% in 1992 and 6.25% in 1991.
                                    PAGE 22

                           COMMONWEALTH GAS COMPANY

(2)  Income Taxes

      For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

      The following is a summary of the provisions for income taxes for the years ended December 31, 1993, 1992 and 1991:

                                                1993      1992      1991
                                                (Dollars in Thousands)
      Federal -
        Current                                $1 619    $6 093    $  964
        Deferred                                6 956     1 422       283
        Investment tax credits                   (210)     (217)     (224)
                                                8 365     7 298     1 023

      State -
        Current                                   416     1 224       162
        Deferred                                1 278       343       170
                                                1 694     1 567       332
                                               10 059     8 865     1 355
      Amortization of regulatory liability
       relating to deferred income taxes         (216)     (287)      -

      Total federal and state
        income taxes                          $ 9 843   $ 8 578   $ 1 355

      Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      Accumulated deferred income taxes consisted of the following in 1993 and 1992:
                                    PAGE 23

                           COMMONWEALTH GAS COMPANY

                                                   1993       1992
                                                (Dollars in Thousands)
      Liabilities
        Property-related                          $37 230    $34 483
        Order 636 transition costs, net             3 450          -
        Postretirement benefits plan                1 422          -
        All other                                   1 419      1 763
                                                   43 521     36 246

      Assets
        Investment tax credit                       4 047      4 021
        Pension plan                                2 284      1 843
        Regulatory liability                        3 006      3 342
        Inventory repricing                         2 946      3 980
        All other                                   2 785      3 428
                                                   15 068     16 614
      Accumulated deferred income taxes, net      $28 453    $19 632

      The net year-end deferred income tax liability above is net of a current deferred tax asset of $1,723,000 in 1993 and $7,488,000 in 1992 which was included in prepaid income taxes in the accompanying Balance Sheets.

      The following table, detailing the significant timing differences for 1991 which resulted in deferred income taxes, is required to be disclosed pursuant to accounting standards in effect prior to adoption of SFAS No. 109:

                                                             1991
                                                    (Dollars in Thousands)

      Accelerated depreciation for tax purposes            $ 2 775
      Capitalized interest during construction                 (20)
      Contributions in aid of construction                    (163)
      Capitalized leases                                      (310)
      Repricing LNG inventory                               (1 025)
      Provision for bad debts                                 (120)
      Pension costs and deferred compensation                 (302)
      Conservation and load management                         167
      Other                                                   (549)
        Deferred income tax provision                      $   453

      The total income tax provision set forth on the previous page represents 38% in 1993, 37% in 1992 and 30% in 1991 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                     1993    1992    1991

      Statutory federal income tax rate               35%     34%     34%
      Increase (Decrease) from statutory rate:
      State tax net of federal tax benefit             4       5       5
      Amortization of investment tax credits          (1)     (1)     (5)
      Amortization of excess deferred reserves         -      (1)     (3)
      Other                                            -       -      (1)
                                                      38%     37%     30%
                                    PAGE 24

                           COMMONWEALTH GAS COMPANY

      As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate was increased to 35% effective January 1, 1993.

(3)  Long-Term Debt and Interim Financing

 (a) Long-Term Debt

      Long-term debt outstanding, exclusive of current maturities, current sinking fund requirements and related premiums and discounts, collateralized by substantially all of the Company's property, is as follows:

                                          Original    Balance December 31,
                                           Issue        1993        1992
                                              (Dollars in Thousands)
      First Mortgage Bonds -
        8.99%,  Series H, due 1996         $10 000     $10 000     $10 000
        8.99%,  Series I, due 2001          40 000      25 400      29 050
        9.95%,  Series J, due 2020          25 000      25 000      25 000
        7.11%,  Series K, due 2033          35 000      35 000         -
                                                       $95 400     $64 050

      Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund requirements under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1993 are as follows:

                     Sinking Fund      Maturing Debt
          Year       Requirements         Issues          Total
                             (Dollars in Thousands)

          1994          $3 650           $   -           $ 3 650
          1995           3 650               -             3 650
          1996           3 650            10 000          13 650
          1997           3 650               -             3 650
          1998           3 650               -             3 650

 (b) Notes Payable to Banks

      The Company and other system companies maintain both committed and uncommitted lines of credit for the financing of their construction programs, on a short-term basis, and for other corporate purposes. As of December 31, 1993, system companies had $115 million of committed lines of credit that will expire at varying intervals in 1994. These lines are normally renewed upon expiration and require annual fees ranging from zero to .1875% of the individual line. At December 31, 1993, the uncommitted lines of credit totaled $70 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate. The Company's notes payable to banks totaled $40,975,000 and $52,475,000 at December 31, 1993 and 1992,
 respectively.
                                    PAGE 25

                           COMMONWEALTH GAS COMPANY

 (c) Advances from Affiliates

      The Company had short-term notes payable to the System totaling $355,000 and $5,780,000 at December 31, 1993 and 1992, respectively. These notes are written for a term of eleven months and twenty-nine days. Interest is at the prime rate (6% at December 31, 1993 and 1992) and is adjusted for changes in the rate during the term of the notes.

      The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. The Company had borrowings from the Pool of $2,480,000 and $2,760,000 at December 31, 1993 and 1992, respectively.

 (d) Disclosures about Fair Value of Financial Instruments

      As required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1993 and 1992 are as follows:

                                  1993                  1992
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

      Long-Term Debt        $99 050  $111 718      $67 700   $74 964

      The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

      The estimated fair value of long-term debt is based upon quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(4)  Employee and Postretirement Benefits

 (a) Pension

      The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.
                                    PAGE 26

                           COMMONWEALTH GAS COMPANY

      Components of pension expense were as follows:

                                                 1993       1992       1991
                                                  (Dollars in Thousands)

      Service cost                            $  1 904   $  1 720   $  1 632
      Interest cost                              6 037      5 478      5 179
      Return on plan assets                    (10 821)    (7 278)   (13 853)
      Net amortization and deferral              6 317      3 001     10 387
      Total pension expense                      3 437      2 921      3 345
      Transfers from affiliated
        companies, net                              37         77         72
      Less: Amounts capitalized
            and deferred                           328        371        334
      Net pension expense                     $  3 146   $  2 627   $  3 083

      The following economic assumptions were used to measure year-end obligations and the estimated pension expense for the subsequent year:

                                                 1993       1992       1991

      Discount rate                              7.25%      8.50%      8.50%
      Assumed rate of return                     8.50       8.50       8.50
      Rate of increase in future compensation    4.50       5.50       5.50

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                  1993         1992
                                                (Dollars in Thousands)
      Accumulated benefit obligation:
        Vested                                  $(61 668)    $(50 331)
        Nonvested                                 (8 297)      (2 649)
                                                $(69 965)    $(52 980)

      Projected benefit obligation              $(85 269)    $(66 893)
      Plan assets at fair market value            79 553       71 045
      Projected benefit obligation less
        (greater) than plan assets                (5 716)       4 152
      Unamortized transition obligation            4 955        5 574
      Unrecognized prior service cost              5 115        2 773
      Unrecognized gain                           (9 141)     (16 317)
      Accrued pension cost                      $ (4 787)    $ (3 818)

      Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years. The increase in the accumulated benefit obligation and the projected benefit obligation from December 31, 1992 to December 31, 1993 was primarily due to a reduction of the discount rate in light of current interest rates.
                                    PAGE 27

                           COMMONWEALTH GAS COMPANY

 (b) Other Postretirement Benefits

      Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to all eligible retired employees.
 Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more provided, however, that such service was performed for the Company or another subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits. Certain bargaining employees are also participating under these new eligibility requirements.

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No.106). This new standard requires the accrual of the expected cost of such benefits during the employees' years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees.
 The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $34 million which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insurance benefits under the traditional pay-as-you-go method totaled $1,910,000 in 1992 and $1,603,000 in 1991.

      In 1993, the Company began making contributions to various voluntary employee beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also made contributions to a sub-account of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $3,780,000 to these trusts during 1993.

      The net periodic postretirement benefit cost for the year ended December 31, 1993 included the following components:

                                                             1993
                                                     (Dollars in Thousands)

      Service cost                                         $   535
      Interest cost                                          2 858
      Return on plan assets                                   (203)
      Amortization of transition obligation
        over 20 years                                        1 700
      Net amortization and deferral                             22
      Total postretirement benefit cost                      4 912
      Less: Amounts capitalized and deferred                 3 196
        Net postretirement benefit cost                    $ 1 716
                                    PAGE 28

                           COMMONWEALTH GAS COMPANY

      The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1993 is as follows:

                                                             1993
                                                     (Dollars in Thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                           $(20 779)
        Active participants                                 (14 999)
                                                            (35 778)
      Plan assets at fair market value                        3 296
      Projected postretirement benefit obligation
        greater than plan assets                            (32 482)
      Unamortized transition obligation                      32 304
      Unrecognized gain                                         178
                                                           $    -

      In determining its estimated APBO and the funded status of the plan, the Company assumed a discount rate of 7.25%, an expected long-term rate of return on plan assets of 8.5%, and a medical care cost trend rate of 9%, which gradually decreases to 5% in the year 2007 and remains at that level thereafter. The estimate also reflects a trend rate of 14.9% for reimbursement of Medicare Part B premiums which decreases to 5% by 2007 and a dental care trend rate of 5% in all years. A one percent change in the medical trend rate would have a $479,000 impact on the Company's annual expense (interest component-$357,000; service cost-$122,000) and would change the accumulated benefit obligation by approximately $4.4 million.

      Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

      The DPU's policy on postretirement benefits is to allow in rates the maximum tax deductible contributions made to trusts that have been established specifically to pay postretirement benefits. The Company intends to seek recovery in their next rate proceeding. While the Company is unable to predict the outcome of these rate proceedings, it believes the DPU will authorize similar rate treatment as provided to Cambridge Electric and other Massachusetts electric and gas companies for the recovery of the cost of these benefits. Further, based on recent DPU action and discussions with regulators, the Company believes that it is appropriate to record the difference between the amount included in rates and SFAS No. 106 costs as a regulatory asset. At December 31, 1993, this deferral amounted to approximately $3,062,000.

 (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement benefits other than pensions. The Company's contribution was $1,444,000 in 1993, $1,284,000 in 1992 and $1,207,000 in 1991.
                                    PAGE 29

                           COMMONWEALTH GAS COMPANY

(5)  Commitments and Contingencies

 (a) Construction and Financing Program

      The Company is engaged in a continuous construction program presently estimated at $112.4 million for the five-year period 1994 through 1998. Of that amount, $21.9 million is estimated for 1994. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance future expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

 (b) LNG Service Contract

      The Company has contracted with Hopkinton LNG Corp., a wholly-owned subsidiary of the System, for liquefaction and vaporization services over a period ending in 1996, thereafter renewable year to year with notice of termination due five years in advance. The Company is obligated to pay demand charges throughout the contract periods in addition to charges for operating costs.

 (c)  FERC Order No. 636

      On April 8, 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (Order 636), requiring interstate pipelines to unbundle (separate) existing gas sales contracts into separate components (gas sales, transportation and storage services). Order 636 provides mechanisms that will allow customers such as the Company to reduce the level of firm services from pipelines and permits the "brokering" of excess capacity on a temporary or permanent basis. Order 636 also requires pipelines to provide transportation services which allow customers to receive the same level of service they had with bundled contracts. Pipelines were required to be operating under Order 636 by November 1, 1993.

      As a result of implementing Order 636, each pipeline company is allowed to collect certain "transition costs" from their customers. The Company has been billed a total of approximately $16.9 million from Tennessee Gas Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through December 31, 1993. It is anticipated that as much as $45 million in transition costs could be sought by these suppliers through a series of FERC filings over the 12 to 24 month period that began on June 1, 1993. The largest element of the aforementioned transition costs results from the pipelines' need to buy out gas supply contracts entered into prior to Order 636. The total amount of such costs ultimately billed to the Company will vary depending on the success of the pipelines in negotiating settlements with their former suppliers, and final review by the FERC. The Company is actively reviewing the prudency of transition costs billed in order to minimize costs to its customers. The Company has recorded its estimated liability based on amounts incurred by the respective pipelines as of December 31, 1993.
                                    PAGE 30

                           COMMONWEALTH GAS COMPANY

      On October 29, 1993, the Company received preliminary DPU authorization to recover these costs, with carrying charges, through the CGA over a four-year period that began in November 1993. As a result, a regulatory asset totaling $21.9 million, net of $400,000 recovered during the fourth quarter, was recorded as of December 31, 1993 and reflected in deferred charges. In addition, a related liability of $13.1 million was reflected in deferred credits. Also, approximately $7.9 million of the amount paid to the pipeline companies relates to gas inventory costs being allocated new storage services under Order 636. The Company will recover these inventory costs through the CGA.

(6)   Gas Refunds

      During 1993, 1992 and 1991, the Company received refunds from its gas suppliers in settlement of several rate cases which had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $6,965,000 in 1993, $7,012,000 in 1992 and $9,409,000 in 1991.

(7)   Lease Obligations

      The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions which prohibit the Company from entering into future lease agreements or obligations.

      Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1993:

                                                   Operating Leases
                                                (Dollars in Thousands)

            1994                                       $ 3 183
            1995                                         2 879
            1996                                         1 994
            1997                                           600
            1998                                           159
            Beyond 1998                                    477
            Total future minimum lease payments        $ 9 292

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,435,000 in 1993, $3,171,000 in 1992 and
 $3,059,000 in 1991. There were no contingent rentals and no sublease rentals for the years 1993, 1992 and 1991.

(8)   Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment.
 These regulations authorize federal and state regulatory agencies to identify
                                    PAGE 31

                           COMMONWEALTH GAS COMPANY

 and remediate hazardous waste sites and to seek recovery from statutorily liable parties (usually referred to as potentially responsible parties or PRPs), or to order these PRPs to undertake the clean-up themselves. (Refer to "Environmental Matters" filed under Item 1 of this report for additional information.)
                                    PAGE 32

                           COMMONWEALTH GAS COMPANY

                                   PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.      Index to Financial Statements

            Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under
            Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 14).

(a) 2.      Index to Financial Statement Schedules

            Filed herewith at page(s) indicated are financial statement schedules of the Company:

            Schedule V - Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (pages 40-42).

            Schedule VI - Accumulated Depreciation of Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (page
            43).

            Schedule VIII - Valuation and Qualifying Accounts - Years Ended December 31, 1993, 1992 and 1991 (page 44).

            Schedule IX - Short-Term Borrowings - Years Ended December 31, 1993, 1992 and 1991 (page 45).

(a) 3.      Exhibits:

                              Notes to Exhibits -

    a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

    b. If applicable, as designated by an asterisk, certain documents previously filed by the Company have been disposed of by the Commission pursuant to its Records Control Schedule and are hereby being refiled by the Company.

    c. During 1981, New Bedford Gas and Edison Light Company sold its gas business and properties to the Company and changed its corporate name to Commonwealth Electric Company.

    d.      The following is a glossary of acronyms used throughout the
            Exhibit Index:
                                    PAGE 33

                           COMMONWEALTH GAS COMPANY

               AGT         Algonquin Gas Transmission Company
               CE          Commonwealth Electric Company
               CEC         Canal Electric Company
               CEL         Cambridge Electric Light Company
               CES         Commonwealth Energy System
               CG          Commonwealth Gas Company
               CNG         CNG Transmission Corporation
               CRC         Citizens Resources Corporation
               HOPCO       Hopkinton LNG Corp.
               NBGEL       New Bedford Gas and Edison Light Company
               TET         Texas Eastern Transmission Corporation
               TGP         Tennessee Gas Pipeline Company
               TGT         Tennessee Gas Transmission Corporation

                                Exhibit Index:

Exhibit 3.  Articles of incorporation and by-laws.

3.1.1 Articles of incorporation of CG (Exhibit 1 to the CG 1991 Form 10-K, File No. 2-1647).

3.1.2 By-laws of CG, as amended (Exhibit 2 to the CG 1992 Form 10-K, File No. 2-1647).

Exhibit 4. Instruments defining the rights of security holders, including indentures.

4.1.        Indentures of Trust or Supplemental Indenture of Trust
            (as filed by the Registrant, except First Supplemental which was filed by the System)

    1. Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No. 2-7820).
    2. First Supplemental on Form S-1 (Mar., 1950) (Exhibit 7(a), File No. 2-8418).
    3. Second Supplemental on Form S-1 (Nov., 1952) (Exhibit 4(a)(2), File No. 2-10445).
    4. Third Supplemental on Form S-1 (Nov., 1952) (Exhibit 4(a)(3), File No. 2-10445).
    5. Fourth Supplemental on Form S-9 (Oct. 1954) (Exhibit 2(b)(5), File No. 2-15089).
    6. Fifth Supplemental on Form S-9 (Mar., 1956) (Exhibit 2(b)(6), File No. 2-15089).
    7. Sixth Supplemental on Form S-9 (Apr., 1957) (Exhibit 2(b)(7), File No. 2-15089).
    8. Seventh Supplemental on Form S-9 (June 1959) (Exhibit 2(b)(8), File No. 2-20532).
    9. Eighth Supplemental on Form S-9 (Sept. 1961) (Exhibit 2(b)(9), File No. 2-20532).
    10.     Ninth Supplemental on Form 8-K (Aug. 1962) (Exhibit A, File No. 2-
            1647).
    11.     Tenth Supplemental on Form 10-K (1970) (Exhibit 2, File No. 2-
            1647).
                                    PAGE 34

                           COMMONWEALTH GAS COMPANY

    12. Eleventh Supplemental on Form S-1 (June, 1972) (Exhibit 4(b)(2), File No. 2-48556).
    13.     Twelfth Supplemental on Form S-1 (Aug., 1973) (Exhibit
            4(b)(3), File No. 2-48556).
    14.     Thirteenth Supplemental on Form 10-K (1992) (Exhibit 1, File No.
            2-1647).
    15.     Fourteenth Supplemental on Form 10-K (1990) (Exhibit 1, File No.
            2-1647).
    16.     Fifteenth Supplemental on Form 10-K (1982) (Exhibit 1, File No. 2-
            1647).
    17.     Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
            1647).
    18.     Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
            2-1647).

Exhibit 10. Material Contracts.

10.1.       Natural Gas Purchase Contracts.

10.1.1 Natural gas purchase contracts between AGT and NBGEL dated October 28, 1969 and August 14, 1968 for Firm and Winter Service, respectively (Exhibits 1 and 2 to the CG 1984 Form 10-K, File No. 2-1647).

10.1.2 Natural gas purchase contracts between AGT and CG dated July 10, 1972 for Firm and Winter Service applicable to Rate Schedule WS-1 (Exhibits 3 and 4 to the CG 1984 Form 10-K, File No. 2-1647).

10.1.3 Gas Service Contract between HOPCO and NBGEL dated September 1, 1971 for the performance of liquefaction, storage and vaporization services and the operation and maintenance of an LNG Facility located at Acushnet, MA (Exhibit 8 to the CG 1984 Form 10-K, File No. 2-1647).

10.1.3.1 Supplement 1 to Gas Service Contract between HOPCO and NBGEL dated September 1, 1973 and September 14, 1977 (Exhibit 5(c)5 to the CES Form S-16 (June 1979), File No. 2-64731).

10.1.4 Gas Service Contract between HOPCO and CG dated September 1, 1971 for the performance of liquefaction, storage and vaporization services and the operation of LNG facilities located in Hopkinton, MA (Exhibit 9 to the CG 1984 Form 10-K, File No. 2-1647).

10.1.4.1 Amendments to 10.1.3 and 10.1.4 as amended December 1, 1976 (Exhibits 2 and 3 to the CG 1986 Form 10-K, File No. 2-1647).

10.1.4.2 Supplement 2 to 10.1.4 dated September 30, 1982 (Exhibit 2 to the CG 1992 Form 10-K, File No. 2-1647).

10.1.5 Supplement 1 to Gas Service Contract between HOPCO and CG dated September 14, 1977 (Exhibit 5(c)6 to the CES Form S-16 (June
            1979), File No. 2-64731).
                                    PAGE 35

                           COMMONWEALTH GAS COMPANY

10.1.6 Firm Storage Service Transportation Contract by and between TGT and CG providing for firm transportation of natural gas from Consolidated Gas Transmission Corporation dated December 15, 1985 (Exhibit 1 to the CG 1985 Form 10-K, File No. 2-1647).

10.1.7 Agency Agreement for Certain Transportation Arrangements by and between CG and CRC whereby CRC arranges for a third party transportation of natural gas acquired by CG dated April 14, 1986 (Exhibit 1 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.8 Natural Gas Sales Agreement between CG and CRC dated April 14, 1986 (Exhibit 2 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.9 Gas Sales Agreement by and between Enron Gas Marketing, Inc. and CG relating to the sale and purchase of natural gas on an interruptible basis, dated June 17, 1986 (Exhibit 3 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.10 Agency Agreement for Certain Transportation Arrangements dated June 18, 1985 and Gas Purchase and Sales Agreement dated August 6, 1985 by and between CG and Tenngasco Corporation and other related entities (Exhibit 4 to the CG Form 10-Q (June 1986), File No. 2-
            1647).

10.1.11 Service Agreement dated December 14, 1985 and an amendment thereto dated May 15, 1986 by and between TET and CG to receive, transport and deliver to points of delivery natural gas for the account of the CG dated December 14, 1985 (Exhibit 5 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.12 Gas Transportation Agreement by and between TET and CG to receive transport and deliver on an interruptible basis, certain quantities of natural gas for the account of CG dated January 31, 1986 (Exhibit 6 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.13 Gas Sales Agreement by and between Texas Eastern Gas Trading Company and CG providing for the sale of certain quantities of natural gas to CG dated May 15, 1986 (Exhibit 7 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.14 Service Agreement Applicable to Rate Schedule F-2 between AGT and CG dated April 11, 1985 for the purchase of certain quantities of natural gas acquired by AGT from Consolidated Gas Supply Corporation (Exhibit 2 to the CG Form 10-Q (March 1987), File No. 2-1647).

10.1.15 Service Agreement Applicable to Rate Schedule F-3 between AGT and CG dated April 11, 1985 for the purchase of certain quantities of natural gas acquired by AGT from National Fuel Gas Supply Corporation (Exhibit 3 to the CG Form 10-Q (March 1987), File No. 2-1647).
                                    PAGE 36

                           COMMONWEALTH GAS COMPANY

10.1.16 Service Agreement Applicable to Rate Schedule F-4 between AGT and CG dated December 26, 1985 for the purchase of certain quantities of natural gas acquired by AGT from TET (Exhibit 4 to the CG Form 10-Q (March 1987), File No. 2-1647).

10.1.17 Service Agreement Applicable to Rate Schedule TS-3 between TET and CG dated April 16, 1987 for Firm natural gas service (Exhibit 1 to the CG Form 10-Q (June 1987), File No. 2-1647).

10.1.18 Natural Gas Sales Agreement between Summit Pipeline and Producing Company and CG dated April 16, 1987 (Exhibit 2 to the CG Form 10-Q (June 1987), File No. 2-1647).

10.1.19 Natural Gas Sales Agreement between Natural Gas Supply Company and CG dated May 12, 1987 (Exhibit 3 to the CG Form 10-Q (June 1987), File No. 2-1647).

10.1.20 Natural Gas Sales Agreement between Stellar Gas Company and CG dated April 15, 1988 (Exhibit 1 to the CG Form 10-Q (March 1988), File No. 2-1647).

10.1.21 1986 Consolidating Supplement to CG Service Contract and NBGEL by and between CG and HOPCO dated December 31, 1986 amending and consolidating the CG Service Contract and the New Bedford Gas Service Contract both as amended December 1, 1976 and supplemented September 14, 1977 (Exhibit 2 to the CG Form 10-Q (March 1988), File No. 2 -1647).

10.1.22 Natural Gas Sales Agreement between Amalgamated Gas Pipeline Company and CG dated April 5, 1988 (Exhibit 1 to the CG Form 10-Q (June 1988), File No. 2-1647).

10.1.23 Natural Gas Sales Agreement between Gulf Ohio Pipeline Corporation and CG dated May 18, 1988 (Exhibit 2 to the CG Form 10-Q (June
            1988), File No. 2-1647).

10.1.24 Natural Gas Sales Agreement between Phillips Petroleum Company and CG dated May 18, 1988 (Exhibit 3 to the CG Form 10-Q (June 1988), File No. 2-1647).

10.1.25 Service Agreement dated May 19, 1988, by and between TET and CG, whereby TET agrees to receive, transport and deliver natural gas to CG (Exhibit 1 to the CG Form 10-Q (September 1988), File No. 2-
            1647).

10.1.26 Natural Gas Sales Agreement between TXO Gas Marketing Corp. and CG dated April 25, 1988 (Exhibit 1 to the CG 1988 Form 10-K, File No. 2-1647).

10.1.27 Gas Transportation Agreement by and between AGT and CG to receive, transport and deliver certain quantities of natural gas on a firm basis for the account of CG dated December 1, 1988 (Exhibit 2 to the CG 1988 Form 10-K, File No. 2-1647).
                                    PAGE 37

                           COMMONWEALTH GAS COMPANY

10.1.28 Natural Gas Sales Agreement between Enermark Gas Gathering Corporation and CG dated January 6, 1989 (Exhibit 3 to the CG 1988 Form 10-K, File No. 2-1647).

10.1.29 Gas Sales Agreement between BP Gas Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated March 31, 1989 with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (March 1989), File No. 2 -1647).

10.1.30 Gas Sales Agreement between Tejas Power Corporation (seller) and CG (purchaser) for the purchase of spot market gas, dated February 21, 1989 with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (March 1989), File No. 2-1647).

10.1.31 Gas Sales Agreement between Catamount Natural Gas, Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated April 5, 1988, with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.1.32 Gas Sales Agreement between Transco Energy Marketing Company (seller) and CG (purchaser) for the purchase of spot market gas, dated March 1, 1989, with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.1.33 Gas Storage Agreement between Steuben Gas Storage Company and CG (customer) for the storage and delivery of customer's natural gas to and from underground gas storage facilities, dated May 23, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.1.34 Gas Sales Agreement between V.H.C. Gas Systems, L.P. (seller) and CG (purchaser) for the purchase of spot market gas, dated June 2, 1989, with a contract term of at least one year (Exhibit 3 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.1.35 Gas Sales Agreement between End-Users Supply System (seller) and CG (purchaser) for the purchase of spot market gas, dated June 29, 1989, with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.1.36 Gas Sales Agreement between Entrade Corporation (seller) and CG (purchaser) for the purchase of spot market gas, dated August 14, 1989, with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.1.36.1 Amendment to 10.1.36 dated August 28, 1989 (Exhibit 5 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.1.37 Gas Sales Agreement between Fina Oil and Chemical Company (seller) and CG (purchaser) for the purchase of spot market gas, dated July 10, 1989, with a contract term of at least one year (Exhibit 3 to the CG Form 10-Q (September 1989), File No. 2-1647).
                                    PAGE 38

                           COMMONWEALTH GAS COMPANY

10.1.38 Gas Sales Agreement between Mobil Natural Gas, Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated August 14, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.1.39 Gas Sales Agreement between PSI, Inc. (seller) and CG (purchaser) for the purchase of spot market gas, dated September 25, 1989, with a contract term of at least one year (Exhibit 1 to the CG 1989 Form 10-K, File No. 2-1647).

10.1.40 Gas Sales Agreement between Hadson Gas Systems (seller) and CG (purchaser) for the purchase of firm gas, dated August 15, 1990, with a contract term of at least six years (Exhibit 1 to the CG Form 10-Q (September 1990), File No. 2-1647).

10.1.41 Gas Sales Agreement between Odeco Oil Company (seller) and CG (purchaser) for the purchase of firm gas, dated August 15, 1990, with a contract term of at least five years (Exhibit 2 to the CG Form 10-Q (September 1990), File No. 2-1647).

10.1.42 AGT, CG, and Distrigas of Massachusetts Corporation have entered into an agreement in connection with the deliveries of regasified liquified natural gas into the Algonquin J-system dated August 1, 1990 (Exhibit 3 to the CG Form 10-Q (September 1990), File No. 2-
            1647).

10.1.43 Gas Sales Agreement between TEX/CON Marketing Gas Company (seller) and CG (purchaser) for the purchase of firm gas, dated September 12, 1990, with a contract term of five years (Exhibit 3 to the CG 1990 Form 10-K, File No. 2-1647).

10.1.44 Transportation Agreement between AGT and CG to provide for firm transportation of natural gas on a daily basis, dated December 1, 1988 (Exhibit 3 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.45 Transportation Assignment Agreement between AGT and CG regarding Rate Schedule ATAP Agreement No. 9020016 which provides for the assignment, on an interruptible basis, of firm service rights on TET's system under Rate Schedule FT-1, dated January 3, 1990, for a term ending October 31, 1999 (Exhibit 4 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.46 Gas Sales Agreement between AGT and CG to reduce the volume of Rate Schedule F-1, dated October 15, 1990 (Exhibit 5 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.47 Transportation Agreement between AGT and CG for Rate Schedule AFT-1, Agreement No. 90103, dated November 1, 1990 (Exhibit 6 to the CG 1991 Form 10-K, File No. 2-1647).
                                    PAGE 39

                           COMMONWEALTH GAS COMPANY

10.1.48 Transportation Assignment Agreement between AGT and CG regarding Rate Schedule ATAP Agreement No. 90202, which provides for the assignment, on a firm basis, of firm service rights on TET's system under Rate Schedule FT-1, dated November 1, 1990 (Exhibit 7 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.49 Gas Sales Agreement Between TGP and CG under TGP's CD-6 Rate Schedules dated September 1, 1991, (Exhibit 8 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.50 Transportation Agreement between TGP and CG dated September 1, 1991 (Exhibit 9 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.51 Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas Storage Company to TGP, dated September 24, 1991 (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.52 Service Line Agreement by and between CG and Milford Power Limited Partnership dated March 12, 1992 for a term ending January 1, 2013 (Exhibit 1 to the CG Form 10-Q (March 1992), File No. 2-1647).

10.2        Other Agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Filed as Exhibit 1 to the System's Form 10-Q (September 1993), File No. 1-7316).

10.2.2 Employees Savings Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Filed as Exhibit 2 to the System's Form 10-Q (September 1993), File No. 1-7316).

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended December 31, 1993.
                                                   PAGE 40

                                                                                                SCHEDULE V


                                          COMMONWEALTH GAS COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1993


                                             Balance                  Retirements                  Balance
                                            Beginning    Additions    Charged To                    End of
Classification                               of Year      at Cost       Reserve       Transfers      Year
                                                              (Dollars in Thousands)
GAS
 Intangible plant                            $  1 392     $   -          $  -           $  -       $  1 392
 Land and rights of way                           979          43           -              -          1 022
 Structures and leasehold improvements         13 173         212            41            -         13 344
 Distribution equipment                       286 094      22 850         4 685            -        304 259
 General equipment and vehicles                 2 119         178           -              -          2 297
    Total plant in service                    303 757      23 283         4 726            -        322 314
 Construction work in progress                    565        (165)          -              -            400
    Total gas                                 304 322      23 118         4 726            -        322 714

OTHER
 Miscellaneous physical property                1 120         173           -              -          1 293
    Total property, plant and equipment      $305 442     $23 291        $4 726         $  -       $324 007

    (A)  Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                   PAGE 41

                                                                                                SCHEDULE V


                                          COMMONWEALTH GAS COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1992


                                             Balance                  Retirements                  Balance
                                            Beginning    Additions    Charged To                   End of
Classification                               of Year      at Cost       Reserve       Transfers     Year
                                                              (Dollars in Thousands)
GAS
 Intangible plant                            $  1 392     $   -          $  -           $  -       $  1 392
 Land and rights of way                           979         -             -              -            979
 Structures and leasehold improvements         12 931         281            39            -         13 173
 Distribution equipment                       267 855      19 872         1 633            -        286 094
 General equipment and vehicles                 1 869         250           -              -          2 119
    Total plant in service                    285 026      20 403         1 672            -        303 757
 Construction work in progress                    513          52           -              -            565
    Total gas                                 285 539      20 455         1 672            -        304 322

OTHER
 Miscellaneous physical property                1 120         -             -              -          1 120
    Total property, plant and equipment      $286 659     $20 455        $1 672         $  -       $305 442

    (A)  Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                   PAGE 42

                                                                                                SCHEDULE V


                                          COMMONWEALTH GAS COMPANY
                                      PROPERTY, PLANT AND EQUIPMENT (A)
                                    FOR THE YEAR ENDED DECEMBER 31, 1991


                                             Balance                  Retirements                  Balance
                                            Beginning    Additions    Charged To                   End of
Classification                               of Year      at Cost       Reserve       Transfers     Year
                                                              (Dollars in Thousands)

GAS
 Intangible plant                            $  1 392     $   -          $  -           $  -      $  1 392
 Land and rights of way                           979         -             -              -           979
 Structures and leasehold improvements         12 463         598           131              1      12 931
 Distribution equipment                       253 021      16 606         1 772            -       267 855
 General equipment and vehicles                 1 918          72           120             (1)      1 869
      Total plant in service                  269 773      17 276         2 023            -       285 026
 Construction work in progress                    678        (165)          -              -           513
      Total gas                               270 451      17 111         2 023            -       285 539

OTHER
 Miscellaneous physical property                1 101          19            -             -         1 120
      Total property, plant and equipment    $271 552     $17 130        $2 023         $  -      $286 659

    (A)  Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                   PAGE 43

                                                                                             SCHEDULE VI


                                          COMMONWEALTH GAS COMPANY
                          ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           (Dollars in Thousands)

                                             Provision
                        Balance at                Amortization                                   Balance
                         Beginning   Charged to   of Leasehold               Removal             at End
Classification            of Year    Operations   Improvements  Retirements   Cost     Salvage   of Year


                                               YEAR ENDED DECEMBER 31, 1993
Gas                      $72 765       $ 8 939     $ 1 088         $ 4 725    $  865   $  (48)   $77 154
Other                          1           -           -               -         -        -            1
  Total Accumulated
    Depreciation         $72 766       $ 8 939     $ 1 088         $ 4 725    $  865   $  (48)   $77 155


                                               YEAR ENDED DECEMBER 31, 1992
Gas                      $65 966       $ 8 270     $ 1 045         $ 1 672    $  830   $  (14)   $72 765
Other                          1           -           -               -         -        -            1
  Total Accumulated
    Depreciation         $65 967       $ 8 270     $ 1 045         $ 1 672    $  830   $  (14)   $72 766


                                                YEAR ENDED DECEMBER 31, 1991
Gas                      $60 298       $ 7 910     $   835         $ 2 023    $1 084   $   30    $65 966
Other                          1           -           -               -         -        -            1
  Total Accumulated
    Depreciation         $60 299       $ 7 910     $   835         $ 2 023    $1 084   $   30    $65 967

                                    PAGE 44

                                                               SCHEDULE VIII

                           COMMONWEALTH GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

                            (Dollars in Thousands)





                                       Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts                Year Ended December 31, 1993

                      $ 2 890     $ 5 585      $1 079      $ 6 392     $ 3 162


                                   Year Ended December 31, 1992

                      $ 2 271     $ 5 678     $ 1 063      $ 6 122     $ 2 890


                                   Year Ended December 31, 1991

                      $ 1 878     $ 5 208     $   952      $ 5 767     $ 2 271
                                    PAGE 45

                                                                  SCHEDULE IX

                           COMMONWEALTH GAS COMPANY
                           SHORT-TERM BORROWINGS (A)
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Dollars in Thousands)


                                        Maximum                    Weighted
                           Weighted     Month-End     Average      Average
Category of                Average      Amount        Amount       Interest
Aggregate      Balance     Interest     Outstanding   Outstanding  Rate
Short-Term     at End      Rate at End  During        During the   During the
Borrowings     of Period   of Period    the Period    Period(B)    Period(C)

December 31, 1993
Notes Payable
  to Banks       $40 975      3.3%        $74 225       $49 133      3.3%

Notes Payable
  to System      $   355      6.0%        $ 9 630       $ 2 375      6.0%

COM/Energy
  Money Pool     $ 2 480      3.2%        $18 640       $ 8 370      3.2%

December 31, 1992
Notes Payable
  to Banks       $52 475      3.8%        $52 475       $29 460      4.0%

Notes Payable
  to System      $ 5 780      6.0%        $ 6 260       $ 2 825      6.2%

COM/Energy
  Money Pool     $ 2 760      3.4%        $ 2 760       $ 1 406      3.7%

December 31, 1991
Notes Payable
  to Banks       $37 600      5.6%        $39 025       $17 365      6.3%

Notes Payable
  to System      $ 3 725      6.5%        $ 3 725       $   679      7.5%

COM/Energy
  Money Pool     $ 1 540      4.6%        $ 1 540       $   458      5.7%

(A) Refer to Note 3 of Notes to Financial Statements filed under Item 8 of this report for the general terms of each category of short-term borrowings.

(B) The average amount outstanding during the period is determined by averaging the level of month-end principal balances outstanding for the prior thirteen-month period ending December 31.

(C) The weighted average interest rate during the period is determined by averaging the interest rates in effect on all loans transacted for the twelve-month period ended December 31.
                                    PAGE 46

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1993

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COMMONWEALTH GAS COMPANY
                                                       (Registrant)

                                            By:  WILLIAM G. POIST
                                                 William G. Poist,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

WILLIAM G. POIST                                          March 30, 1994
William G. Poist,
Chairman of the Board and
Chief Executive Officer

KENNETH M. MARGOSSIAN                                     March 28, 1994
Kenneth M. Margossian,
President and Chief Operating Officer

Principal Financial Officer:
JAMES D. RAPPOLI                                          March 30, 1994
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                            March 28, 1994
John A. Whalen, Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                                          March 30, 1994
William G. Poist, Director

JAMES D. RAPPOLI                                          March 30, 1994
James D. Rappoli, Director

KENNETH M. MARGOSSIAN                                     March 28, 1994
Kenneth M. Margossian, Director