Form 10-Q
period 1994-03-31
COMMONWEALTH GAS CO
filed 1994-05-13
CIK 22620

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

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


     (Former name, address and fiscal year, if changed since last report.)

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

                                                    Outstanding at
           Class of Common Stock                      May 1, 1994
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                   March 31,    December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $325 722        $323 607
  Less -  Accumulated depreciation                   81 372          77 155
                                                    244 350         246 452
  Add  -  Construction work in progress               2 190             400
                                                    246 540         246 852

CURRENT ASSETS
  Cash                                                2 304           1 297
  Accounts receivable                                67 179          33 239
  Unbilled revenues                                  22 649          29 068
  Inventories, at average cost                       12 404          27 789
  Prepaid taxes -
   Property                                             914           2 629
   Income                                                -            1 812
  Other                                                 807             992
                                                    106 257          96 826

DEFERRED CHARGES
  Order 636 transition costs                         21 439          21 938
  Other                                              12 616          11 067
                                                     34 055          33 005

                                                   $386 852        $376 683
                                    PAGE 3

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                   March 31,    December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                 19 285           7 840
                                                    118 449         107 004
 Long-term debt, less current sinking
   fund requirements                                 95 400          95 400
                                                    213 849         202 404
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                             7 725          40 975
   Advances from affiliates                           5 610           2 835
                                                     13 335          43 810
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliated companies                             1 284           1 811
     Other                                           33 274          32 944
     Refundable gas costs                            33 719          13 253
   Accrued taxes -
     Income                                           6 992              -
     Local property and other                         2 699           2 940
   Other                                              7 383           6 661
                                                     89 001          61 259
                                                    102 336         105 069
 DEFERRED CREDITS
   Accumulated deferred income taxes                 31 348          30 176
   Unamortized investment tax credits and other      27 546          25 901
   Order 636 transition costs                        11 773          13 133
                                                     70 667          69 210

                                                   $386 852        $376 683


                            See accompanying notes.
                                    PAGE 4

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)




                                                 1994         1993
                                              (Dollars in Thousands)

GAS OPERATING REVENUES                         $135 558     $120 892

OPERATING EXPENSES
  Cost of gas sold                               73 824       62 373
  Other operation and maintenance                23 539       21 676
  Depreciation                                    4 081        3 700
  Taxes -
    Income                                       11 197       10 623
    Local property                                2 110        2 024
    Payroll and other                               960          916
                                                115 711      101 312

OPERATING INCOME                                 19 847       19 580

OTHER INCOME                                        156           55

INCOME BEFORE INTEREST CHARGES                   20 003       19 635

INTEREST CHARGES
  Long-term debt                                  2 129        1 587
  Other interest charges                            435          671
  Allowance for borrowed funds
    used during construction                         (6)          (5)
                                                  2 558        2 253

NET INCOME                                       17 445       17 382

RETAINED EARNINGS -
  Beginning of period                             7 840        6 994
  Dividends on common stock                      (6 000)      (5 224)

RETAINED EARNINGS -
  End of period                                $ 19 285     $ 19 152






                            See accompanying notes.
                                    PAGE 5

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)




                                                       1994           1993
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                         $ 17 445       $ 17 382
 Effects of non-cash items -
   Depreciation and amortization                       5 696          4 454
   Deferred income taxes and investment
     tax credits, net                                    100            372
 Change in working capital, exclusive of cash
   and interim financing                              19 318          3 240
 All other operating items                            (1 002)          (419)
Net cash provided by operating activities             41 557         25 029

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (4 069)        (3 302)
 Allowance for borrowed funds used
   during construction                                    (6)            (5)
Net cash used for investing activities                (4 075)        (3 307)

FINANCING ACTIVITIES
 Payment of dividends                                 (6 000)        (5 224)
 Payment of short-term borrowings                    (33 250)       (17 725)
 Advances from affiliates                              2 775          2 215
Net cash used for financing activities               (36 475)       (20 734)

Net increase in cash                                   1 007            988
Cash at beginning of period                            1 297             10
Cash at end of period                               $  2 304       $    998


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest, net of amounts capitalized             $  1 810       $  2 219
   Income taxes                                     $  1 333       $  2 283


                            See accompanying notes.
                                    PAGE 6

                           COMMONWEALTH GAS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

         Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system."

         The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of revenue from firm sales for the year.

         The Company has established various regulatory assets in cases where the DPU has permitted, or is expected to permit, recovery of specific costs over time. At March 31, 1994, principal regulatory assets included in deferred charges were $21.4 million for transition costs associated with Federal Energy Regulatory Commission (FERC) Order No. 636 as further discussed in Note 2 and $3.9 million for postretirement benefits costs.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Principal items of expense which are allocated other than on the basis of passage of time are depreciation and property taxes. These expenses are recorded for interim reporting purposes based upon projected gas revenue. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         The unaudited financial statements for the periods ended March 31, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.

(2) Commitments

         (a) Construction Program

         The Company is engaged in a continuous construction program presently estimated at $112.4 million for the five-year period 1994 through 1998. Of that amount, $21.9 million is estimated for 1994. As of March 31, 1994, the Company's actual construction expenditures amounted to approximately $4.1 million, including an allowance for funds used during construction. The Company expects to finance these
                                    PAGE 7

                           COMMONWEALTH GAS COMPANY

    expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

         The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing delays, availabili-ty and cost of capital and environmental regulations.

         (b) FERC Order No. 636

         On April 8, 1992, the FERC issued Order No. 636 (Order 636), requiring interstate pipelines to unbundle (separate) existing gas sales contracts into separate components (gas sales, transportation and storage services). Order 636 provides mechanisms that will allow customers such as the Company to reduce the level of firm services from pipelines and permits the "brokering" of excess capacity on a temporary or permanent basis. Order 636 also requires pipelines to provide transportation services which allow customers to receive the same level of service they had with bundled contracts. Pipelines were required to be operating under Order 636 by November 1, 1993.

         As a result of implementing Order 636, each pipeline company is allowed to collect certain "transition costs" from their customers. The Company has been billed a total of approximately $18.2 million from Tennessee Gas Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through March 31, 1994. It is anticipated that as much as $45 million in transition costs could be sought by these suppliers through a series of FERC filings over the 12 to 24 month period that began on June 1, 1993. The largest element of the aforementioned transition costs results from the pipelines' need to buy out gas supply contracts entered into prior to Order 636. The total amount of such costs ultimately billed to the Company will vary depending on the success of the pipelines in negotiating settlements with their former suppliers, and final review by the FERC. The Company is actively reviewing the prudency of transition costs billed in order to minimize costs to its customers. The Company has recorded its estimated liability based on amounts incurred by the respective pipelines as of March 31, 1994.

         As of October 29, 1993, the Company received preliminary DPU authorization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $21.4 million is reflected in deferred charges as of March 31, 1994. In addition, a related liability of $11.8 million is reflected in deferred credits. Also, approximately $7.9 million of the amount paid to the pipeline companies relates to gas inventory costs being allocated new storage services under Order 636. The Company will recover these inventory costs through the CGA.
                                    PAGE 8


                           COMMONWEALTH GAS COMPANY

Item 2.  Management's Discussion and Analysis of Results of Operations

    The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1994 and 1993 is shown below:

                                                    Three Months
                                                   Ended March 31,
                                                    1994 and 1993
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

  Gas Operating Revenues                         $14 666      12.1%

  Operating Expenses -
    Cost of gas sold                              11 451      18.4
    Other operation and maintenance                1 863       8.6
    Depreciation                                     381      10.3
    Taxes -
       Federal and state income                      574       5.4
       Local property and other                      130       4.4
                                                  14 399      14.2

  Operating Income                                   267       1.4

  Other Income                                       101     183.6

  Income Before Interest Charges                     368       1.9

  Interest Charges                                   305      13.5

  Net Income                                     $    63       0.4

  Firm Unit Sales BBTU Increase                      969       5.4



      The following is a summary of unit sales for the periods indicated:


Three Months Ended   Unit Sales - In Billions of British Thermal Units (BBTU)
                             Total      Firm       Interruptible
  March 31, 1994            19 113     19 082            31
  March 31, 1993            18 184     18 113            71
                                    PAGE 9

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Cost of Gas Sold

   For the first three months of 1994, operating revenues increased $14.7 million or 12.1% due primarily to an increase in the cost of gas sold of $11.5 million, higher unit sales of 5.1% (reflecting record sendout in January) and a higher level of conservation and load management (C&LM) costs of $1 million. The Company has received approval from the DPU to recover in revenues current costs associated with C&LM programs on a dollar-for-dollar basis through the operation of a Conservation Charge decimal. To the extent that these expens-es increase or decrease from period to period based on customer participation a corresponding change will occur in revenues.

   The cost of gas sold averaged $3.85 per MMBTU in the current quarter compared to $3.43 per MMBTU for the first quarter of 1993. The higher cost of gas is mainly attributable to the transition costs related to the implement-ation of FERC Order 636.

   Firm unit sales increased 5.4% due to improved sales in all sectors resulting from the colder than normal weather conditions experienced through-out the region during the quarter. The Company established all-time highs for daily gas sendout on four different occasions in January, setting a new peak day sendout on January 19 of 364,799 MMBTU. Prior to this period, the previous all-time peak was 336,998 MMBTU set in January 1988. Although interruptible sales decreased significantly during the first quarter of 1994, fluctuations in the level of interruptible sales have little, if any, impact on net income.

Operating Expenses

   For the first quarter of 1994, other operation and maintenance expenses increased $1.9 million or 8.6% due primarily to higher C&LM costs ($1 mil-lion). Other significant items contributing to the increase were higher distribution expenses mainly due to leak repair activities ($353,000), a provision for potential environmental clean-up costs ($305,000), an increased provision for bad debts due to higher unit sales ($176,000), higher pension costs ($160,000) and costs associated with a new Gas Administration and Supply System ($108,000). These increases were offset, in part, by a decline in the cost of services rendered by affiliate COM/Energy Services Company due to a second quarter 1993 work force reduction as well as lower postretirement benefit costs. The change in federal and state income taxes was attributable to a slightly higher level of pretax income as well as an increase in the federal tax rate to 35%. The 4.4% increase in local property taxes was due to higher tax rates and assessments in the Company's service territory. Depreciation increased by 10.3% due to higher levels of depreciable plant-in-service.

Other Income and Interest Charges

   Other income increased during the first three months of 1994 due primarily to interest income recorded in the current period related to a Massachusetts sales tax abatement as well as carrying costs associated with Order 636 transition costs. The impact of these items was partially offset by lower interest income on deferred gas costs.
                                    PAGE 10

                           COMMONWEALTH GAS COMPANY

   Total interest charges increased $305,000 or 13.5% due to the issuance of $35 million in new long-term debt in December 1993 and, to a lesser extent, interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement. The impact of these items was offset somewhat by a decrease in other interest charges reflecting a lower average level of short-term borrowings that resulted from issuing the new long-term debt.

Environmental Matters

   The Company is participating in the assessment of a number of former manufactured gas plant sites to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions.

   The costs associated with the clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order that provides for recovery of such expenditures over a seven-year amortization period without carrying costs. The Company has recorded an estimated $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the various activities to be undertaken at these sites. The Company has also recorded a regulatory asset in anticipation of recovery of these costs in rates. The Company is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site conditions and extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

   The Company is also involved in certain other known or potentially contaminated sites with costs which may not be recoverable in rates. The Company has recorded an estimated liability (and a charge to operations) of $300,000 to cover the costs associated with assessment and remediation activities. These estimates will be adjusted as further investigation and assignment of responsibility occurs. As noted above, the Company is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.
                                    PAGE 11

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

   Exhibit 4. Instruments defining the rights of security holders, including indentures.

   Filed herewith:

   4.4.19 Eighteenth Supplemental Indenture dated December 1, 1993 to Indenture of Trust and First Mortgage Dated as of February 1, 1949 (Filed herewith as Exhibit 1).

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended March 31, 1994.
                                    PAGE 12

                           COMMONWEALTH GAS COMPANY

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMONWEALTH GAS COMPANY
                                                (Registrant)


                                          Principal Financial Officer:



                                          JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer


                                          Principal Accounting Officer:



                                          JOHN A. WHALEN
                                          John A. Whalen,
                                          Comptroller


Date:  May 13, 1994