Form 10-Q
period 1994-06-30
COMMONWEALTH GAS CO
filed 1994-08-12
CIK 22620

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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

                                                    Outstanding at
           Class of Common Stock                    August 1, 1994
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                   June 30,     December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $330 630        $323 607
  Less -  Accumulated depreciation                   82 548          77 155
                                                    248 082         246 452
  Add  -  Construction work in progress               1 110             400
                                                    249 192         246 852

CURRENT ASSETS
  Cash                                                1 392           1 297
  Accounts receivable                                39 952          33 239
  Unbilled revenues                                   4 808          29 068
  Inventories, at average cost                       19 992          27 789
  Prepaid taxes -
   Property                                              -            2 629
   Income                                                -            1 812
  Other                                                 927             992
                                                     67 071          96 826

DEFERRED CHARGES
  Order 636 transition costs                         20 821          21 938
  Other                                              12 669          11 067
                                                     33 490          33 005

                                                   $349 753        $376 683

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                   June 30,     December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                  9 476           7 840
                                                    108 640         107 004
 Long-term debt, less current
   sinking fund requirements                         95 400          95 400
                                                    204 040         202 404
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                                -           40 975
   Advances from affiliates                           1 975           2 835
                                                      1 975          43 810
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliated companies                             1 577           1 811
     Other                                           30 358          32 944
     Refundable gas costs                            27 965          13 253
   Accrued taxes -
     Income                                           4 840              -
     Local property and other                           828           2 940
   Other                                              6 828           6 661
                                                     76 046          61 259
                                                     78 021         105 069
 DEFERRED CREDITS
   Accumulated deferred income taxes                 31 692          30 176
   Unamortized investment tax credits and other      27 112          25 901
   Order 636 transition costs                         8 888          13 133
                                                     67 692          69 210

                                                   $349 753        $376 683



                            See accompanying notes.

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)


                                  Three Months Ended        Six Months Ended
                                    1994      1993          1994       1993
                                            (Dollars in Thousands)

GAS OPERATING REVENUES            $ 63 581  $ 54 294      $199 139  $175 186

OPERATING EXPENSES
 Cost of gas sold                   39 890    32 330       113 714    94 703
 Other operation and maintenance    22 680    22 385        46 219    44 061
 Depreciation                        1 566     1 440         5 647     5 140
 Taxes -
   Income                           (2 024)   (2 256)        9 173     8 367
   Local property                      937       874         3 047     2 898
   Payroll and other                   611       676         1 571     1 592
                                    63 660    55 449       179 371   156 761

OPERATING INCOME (LOSS)                (79)   (1 155)       19 768    18 425

OTHER INCOME (EXPENSE)                 (48)       57           108       112

INCOME (LOSS) BEFORE INTEREST
 CHARGES                              (127)   (1 098)       19 876    18 537

INTEREST CHARGES
 Long-term debt                      2 129     1 587         4 258     3 174
 Other interest charges                419       695           854     1 366
 Allowance for borrowed funds
   used during construction             (8)       (4)          (14)       (9)
                                     2 540     2 278         5 098     4 531

NET INCOME (LOSS)                   (2 667)   (3 376)       14 778    14 006

RETAINED EARNINGS -
 Beginning of period                19 285    19 152         7 840     6 994
 Dividends on common stock          (7 142)   (9 026)      (13 142)  (14 250)

RETAINED EARNINGS -
 End of period                    $  9 476  $  6 750      $  9 476  $  6 750








                            See accompanying notes.

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)




                                                       1994           1993
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                         $ 14 778       $ 14 006
 Effects of non-cash items -
   Depreciation and amortization                       8 214          6 324
   Deferred income taxes and investment
     tax credits, net                                    (63)         1 529
 Change in working capital, exclusive of cash
   and interim financing                              44 637         21 254
 All other operating items                            (4 177)        (4 856)
Net cash provided by operating activities             63 389         38 257

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (8 303)        (7 627)
 Allowance for borrowed funds used
   during construction                                   (14)            (9)
Net cash used for investing activities                (8 317)        (7 636)

FINANCING ACTIVITIES
 Payment of dividends                                (13 142)       (14 250)
 Payment of short-term borrowings                    (40 975)       (14 275)
 Payments to affiliates                                 (860)        (1 085)
Net cash used for financing activities               (54 977)       (29 610)

Net increase in cash                                      95          1 011
Cash at beginning of period                            1 297             10
Cash at end of period                               $  1 392       $  1 021


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  4 893       $  4 330
   Income taxes                                     $  1 225       $  4 770






                            See accompanying notes.

                           COMMONWEALTH GAS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

         Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collec-tively referred to as "the system."

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

         The Company has established various regulatory assets and liabilities in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities established by the Company are expected to be refunded to customers over time. As of June, 30 1994, principal regulatory assets included in deferred charges were $20.8 million for transition costs associated with FERC Order No. 636, $4.3 million for postretirement benefit costs and $2.3 million for environmental clean-up costs. The regulatory liability, reflected in deferred credits, was $9.9 million related to income taxes.

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

         The unaudited financial statements for the periods ended June 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.
                                    PAGE 7

                           COMMONWEALTH GAS COMPANY

(2) Commitments

         (a) Construction Program

         The Company is engaged in a continuous construction program present-ly estimated at $112.4 million for the five-year period 1994 through 1998. Of that amount, $21.9 million is estimated for 1994. As of June 30, 1994, the Company's construction expenditures amounted to approxi-mately $8.3 million, including an allowance for funds used during con-struction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with proceeds from the issuance of long-term debt and equity securities.

         The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing delays, availabili-ty and cost of capital and environmental regulations.

         (b) FERC Order No. 636

         As a result of implementing FERC Order No. 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from their customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. The Company has been billed a total of approximately $21.1 million from Tennessee Gas Pipeline Company (Tennessee), Algonquin Gas Transmission Company (Algonquin) and Texas Eastern Transmission Company (Texas Eastern) through June 30, 1994. It was initially anticipated that as much as $45 million in transition costs would be sought by these suppliers through a series of FERC filings over a 12 to 24 month period that began on June 1, 1993.

         As of October 29, 1993, the Company received preliminary DPU autho-rization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $20.8 million is reflect-ed in deferred charges as of June 30, 1994. In addition, a related liability of $8.9 million is reflected in deferred credits.

         After extensive negotiations between Texas Eastern, Tennessee and their customers (including the Company), settlements were reached regarding a number of transition obligation issues. The settlement with Texas Eastern, which was recently approved by FERC, calls for the pipeline to absorb approximately 20% of all transition costs incurred from June 1993 forward. This agreement also provides for an extended billing period and annual caps on the collection of future costs. The Company believes that the absorption requirement will give the pipeline incentive to minimize future costs.

         The settlement with Tennessee, which has yet to be approved by FERC, will lower one element of the Company's transition obligation by approx-imately $1 million. Further negotiations are underway with Tennessee to craft a total settlement similar to that achieved with Texas Eastern.
                                    PAGE 8

                           COMMONWEALTH GAS COMPANY

         Negotiations continue with the pipelines on several other issues. As a result the Company is unable to predict its final transition obligation at this time, however, based on these and subsequent settlement activities, the Company will adjust its regulatory asset and liability accounts accordingly.
                                    PAGE 9


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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1994 and 1993 is shown below:

                                      Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                      1994 and 1993          1994 and 1993
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Gas Operating Revenues            $ 9 287     17.1 %      $23 953     13.7 %

Operating Expenses -
 Cost of gas sold                   7 560     23.4         19 011     20.1
 Other operation and
   maintenance                        295      1.3          2 158      4.9
 Depreciation                         126      8.8            507      9.9
 Taxes -
   Federal and state income           232     10.3            806      9.6
   Local property and other            (2)    (0.1)           128      2.9
                                    8 211     14.8         22 610     14.4

Operating Income                    1 076     93.2          1 343      7.3

Other Income                         (105)  (184.2)            (4)    (3.6)

Income Before Interest Charges        971     88.4          1 339      7.2

Interest Charges                      262     11.5            567     12.5

Net Income                        $   709     21.0        $   772      5.5

Firm Unit Sales - BBTU
 Increase                             115      2.0          1 084      4.5


     The following is a summary of unit sales for the periods indicated:

                     Unit Sales - In Billions of British Thermal Units (BBTU)

                             Three Months                 Six Months
Period Ended         Total  Firm Interruptible   Total    Firm  Interruptible

June 30, 1994        8 367  5 828    2 539       27 547  24 910     2 637
June 30, 1993        6 328  5 713      615       24 499  23 826       673
                                    PAGE 10

                           COMMONWEALTH GAS COMPANY

Operating Revenues, Cost of Gas Sold and Unit Sales

    Operating revenues for the first six months of 1994 increased $24 million or 13.7% due mainly to an increase in the cost of gas sold of $19 million, increased total unit sales and higher conservation and load management (C&LM) costs of $2 million. During the current quarter, operating revenues increased by $9.3 million or 17.1% primarily due to a $7.6 million increase in the cost of gas sold, higher conservation and load management costs of $1 million and higher total unit sales. The Company has received approval from the DPU to recover in revenues current costs associated with C&LM programs on a dollar-for-dollar basis through the operation of a conservation charge decimal. To the extent that these expenses increase or decrease from period to period based on customer participation a corresponding change will occur in revenue.

    The cost of gas sold averaged $4.77 per MMBTU in the current quarter as compared to $5.11 for the same period of 1993. This decrease was due to lower gas prices and a decline in LNG costs offset somewhat by transition costs related to Order 636. For the current six-month period, the cost of gas sold averaged $4.13 per MMBTU as compared to $3.87 for the same period of 1993 due to higher gas prices during the first quarter and, to a lesser extent, transition costs related to Order 636 and higher LNG costs.

    Firm unit sales increased 4.5% in the first half of 1994 due to higher sales in all sectors as a result of the extremely cold weather conditions experienced throughout the region during the first quarter. Firm unit sales were 2% higher during the current quarter as industrial sales improved. Although interruptible sales increased significantly during both the first half and the second quarter of 1994, fluctuations in the level of interruptible sales have little, if any, impact on net income.

Other Operating Expenses

    The higher level of other operation and maintenance expense during the current three and six-month periods was due, in part, to higher costs associated with the Company's C&LM programs ($1 million and $2 million, respectively,) which are being recovered currently in revenues. Also contributing to the increase in the current six-month period were higher costs associated with a new Gas Administration and Supply System ($145,000) and higher engineering expenses attributable to the Company's automated mapping system ($359,000). Somewhat offsetting these increases in both periods was a decline in the cost of services rendered by affiliate COM/Energy Services Company due to a second quarter 1993 work force reduction and, in the current quarter, lower employee benefit costs.

Depreciation and Taxes

    Depreciation increased due to higher levels of depreciable plant-in-service. The change in federal and state income taxes in both periods reflects the higher level of pretax income and, to a lesser extent, an increase in the federal tax rate to 35%. The 2.9% increase in local property and other taxes for the six-month period was due to higher tax rates and assessments in the Company's service territory.

                                    PAGE 11

                           COMMONWEALTH GAS COMPANY

Other Income and Interest Charges

    The decrease in other income for the current quarter and the first half of 1994 was due primarily to the absence of proceeds from a second quarter 1993 litigation settlement ($193,000) and lower interest income on deferred gas costs ($40,000 and $45,000, respectively). This was partially offset in the current quarter and the first half of this year by higher merchandising and jobbing revenue ($118,000 and $120,000, respectively) and also, for the current six-month period, interest income related to a Massachusetts sales tax abatement ($44,000) and carrying costs associated with Order 636 transition costs ($91,000).

    Total interest charges increased 11.5% and 12.5% during the current three and six-month periods due to the issuance of $35 million in new long-term debt in December 1993 and, to a lesser extent for the six-month period, interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement. This increase is offset somewhat by a decrease in other interest charges reflecting a lower average level of short-term borrowings that resulted from the issuance of the new long-term debt.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions.

    The costs associated with the clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order that provides for recovery of such expenditures over a seven-year amortization period without carrying costs. The Company has recorded an estimated $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the assessment and remediation activities identified to this point. The Company has also recorded a regulatory asset in anticipation of recovery of these costs in rates. The Company is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site conditions and extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

    The Company is also involved in certain other known or potentially contaminated sites with costs which may not be recoverable in rates. The Company has recorded an estimated liability (and a charge to operations) of $300,000 to cover the expected costs associated with assessment and remediation activities. These estimates will be adjusted as further investigation and assignment of responsibility occurs. As noted above, the Company is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.

                                    PAGE 12

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 1994.
                                    PAGE 13

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


Date:  August 12, 1994