Form 10-Q
period 1994-09-30
COMMONWEALTH GAS CO
filed 1994-11-14
CIK 22620

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1994
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                 September 30,  December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $333 368        $323 607
  Less -  Accumulated depreciation                   83 083          77 155
                                                    250 285         246 452
  Add  -  Construction work in progress               1 100             400
                                                    251 385         246 852

CURRENT ASSETS
  Cash                                                1 165           1 297
  Accounts receivable                                19 107          33 239
  Unbilled revenues                                   4 972          29 068
  Inventories, at average cost                       28 325          27 789
  Prepaid taxes -
   Property                                           5 012           2 629
   Income                                             1 400           1 812
  Other                                               1 327             992
                                                     61 308          96 826

DEFERRED CHARGES
  Order 636 transition costs                         20 047          21 938
  Other                                              15 720          11 067
                                                     35 767          33 005

                                                   $348 460        $376 683

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                 September 30,  December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                  1 948           7 840
                                                    101 112         107 004
 Long-term debt, less current
   sinking fund requirements                         95 400          95 400
                                                    196 512         202 404
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                             9 550          40 975
   Advances from affiliates                          13 110           2 835
                                                     22 660          43 810
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliates                                       2 920           1 811
     Other                                            9 645          32 944
     Refundable gas costs                            33 719          13 253
   Accrued local property and other taxes             5 252           2 940
   Other                                              7 427           6 661
                                                     62 613          61 259
                                                     85 273         105 069
 DEFERRED CREDITS
   Accumulated deferred income taxes                 31 947          30 176
   Unamortized investment tax credits and other      28 010          25 901
   Order 636 transition costs                         6 718          13 133
                                                     66 675          69 210

                                                   $348 460        $376 683



                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)


                                  Three Months Ended       Nine Months Ended
                                    1994      1993          1994       1993
                                            (Dollars in Thousands)

GAS OPERATING REVENUES             $46 979   $48 190      $246 118  $223 376

OPERATING EXPENSES
 Cost of gas sold                   32 281    33 825       145 996   128 528
 Other operation and maintenance    20 664    19 627        66 883    63 688
 Depreciation                          930       864         6 577     6 004
 Taxes -
   Income                           (4 157)   (3 588)        5 016     4 779
   Local property                      508       469         3 555     3 367
   Payroll and other                   580       622         2 150     2 214
                                    50 806    51 819       230 177   208 580

OPERATING INCOME (LOSS)             (3 827)   (3 629)       15 941    14 796

OTHER INCOME                           296       149           404       261

INCOME (LOSS) BEFORE INTEREST
 CHARGES                            (3 531)   (3 480)       16 345    15 057

INTEREST CHARGES
 Long-term debt                      2 128     1 588         6 386     4 762
 Other interest charges                455       765         1 309     2 131
 Allowance for borrowed funds
   used during construction            (15)       (9)          (29)      (18)
                                     2 568     2 344         7 666     6 875

NET INCOME (LOSS)                   (6 099)   (5 824)        8 679     8 182

RETAINED EARNINGS -
 Beginning of period                 9 476     6 750         7 840     6 994
 Dividends on common stock          (1 429)   (1 203)      (14 571)  (15 453)

RETAINED EARNINGS -
 End of period                     $ 1 948   $  (277)     $  1 948  $   (277)








                            See accompanying notes.
<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)




                                                       1994           1993
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                          $ 8 679        $ 8 182
 Effects of non-cash items -
   Depreciation and amortization                      10 599          7 581
   Deferred income taxes and investment
     tax credits, net                                  3 465          1 514
 Change in working capital, exclusive of cash
   and interim financing                              36 740          3 378
 All other operating items                           (12 514)        (5 233)
Net cash provided by operating activities             46 969         15 422

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                              (11 351)       (14 766)
 Allowance for borrowed funds used
   during construction                                   (29)           (18)
Net cash used for investing activities               (11 380)       (14 784)

FINANCING ACTIVITIES
 Payment of dividends                                (14 571)       (15 453)
 Proceeds from (payment of) short-term borrowings    (31 425)         5 525
 Advances from affiliates                             10 275         10 060
Net cash provided by (used for)
 financing activities                                (35 721)           132

Net increase (decrease) in cash                         (132)           770
Cash at beginning of period                            1 297             10
Cash at end of period                               $  1 165       $    780


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  6 657       $  6 437
   Income taxes                                     $  3 202       $  5 956






                            See accompanying notes.
<PAGE 6>

                           COMMONWEALTH GAS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Accounting Policies

         Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is collectively referred to as "the system."

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

         The Company has established various regulatory assets and liabilities in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. Similarly, certain regulatory liabilities established by the Company are required to be refunded to customers over time. As of September 30, 1994, principal regulatory assets included in deferred charges were $20 million for transition costs associated with FERC Order No. 636, $4.7 million for postretirement benefit costs and $2.3 million for environmental clean-up costs. The principal regulatory liability, reflected in deferred credits, was $9.8 million related to income taxes.

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

         The unaudited financial statements for the periods ended September 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.
<PAGE 7>

                           COMMONWEALTH GAS COMPANY

(2) Commitments

         (a) Construction Program

         The Company is engaged in a continuous construction program presently estimated at $112.4 million for the five-year period 1994 through 1998. Of that amount, $21.9 million is estimated for 1994. As of September 30, 1994, the Company's construction expenditures amounted to approximately $11.4 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and equity securities.

         The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing de-lays, availability and cost of capital and environmental regula-tions.

         (b) FERC Order No. 636

         As a result of implementing FERC Order No. 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from their customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. The Company has been billed a total of approximately $24.5 million from Tennessee Gas Pipeline Company (Tennessee), Algonquin Gas Transmission Company and Texas Eastern Transmission Company (Texas Eastern) through September 30, 1994.

         As of October 29, 1993, the Company received preliminary DPU autho-rization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $20 million was reflected in deferred charges as of September 30, 1994. In addition, a related liability of $6.7 million was reflected in deferred credits.

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

         The settlement with Tennessee, which has yet to be approved by FERC, will lower one element of the Company's transition obligation by approx-imately $1 million. Further negotiations are underway with Tennessee to craft a total settlement similar to that achieved with Texas Eastern.
<PAGE 8>

                           COMMONWEALTH GAS COMPANY

         The Company is continuing to negotiate with the pipelines on several other issues. As a result, the Company is unable to predict its final transition obligation at this time, however, based on these and subsequent settlement activities, the Company will adjust its regulatory asset and liability accounts accordingly.
<PAGE 9>

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1994 and 1993 is shown below:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                      1994 and 1993          1994 and 1993
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Gas Operating Revenues            $(1 211)    (2.5)%      $22 742     10.2 %

Operating Expenses
 Cost of gas sold                  (1 544)    (4.6)        17 468     13.6
 Other operation and
   maintenance                      1 037      5.3          3 195      5.0
 Depreciation                          66      7.6            573      9.5
 Taxes -
   Federal and state income          (569)   (15.9)           237      5.0
   Local property and other            (3)    (0.3)           124      2.2
                                   (1 013)     2.0         21 597     10.4

Operating Income                     (198)    (5.5)         1 145      7.7

Other Income                          147     98.7            143     54.8

Income Before Interest Charges        (51)    (1.5)         1 288      8.6

Interest Charges                      224      9.6            791     11.5

Net Income                        $  (275)    (4.7)       $   497      6.1

Firm Unit Sales BBTU
 Increase                              82      2.6          1 164      4.3


     The following is a summary of unit sales for the periods indicated:

                     Unit Sales - In Billions of British Thermal Units (BBTU)

                             Three Months                Nine Months
Period Ended         Total  Firm Interruptible   Total    Firm  Interruptible

September 30, 1994   7 335  3 206    4 129       34 882  28 116     6 766
September 30, 1993   4 350  3 124    1 226       28 849  26 952     1 897
<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues, Cost of Gas Sold and Unit Sales

     Operating revenues for the first nine months of 1994 increased $22.7 million or 10.2% due to an increase in the cost of gas sold of $17.5 million, increased unit sales and higher conservation and load management (C&LM) charges of $2.5 million. For the current quarter, operating revenues decreased by $1.2 million or 2.5% mainly due to a decrease in the cost of gas sold of $1.5 million partially offset by higher C&LM charges of $500,000 and higher unit sales. The Company is recovering in revenues current costs associated with C&LM programs on a dollar-for-dollar basis through the operation of a conservation charge decimal. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenues.

     The cost of gas sold averaged $4.19 per MMBTU in the current nine-month period compared to $4.46 for the same period last year. For the current quarter, the cost of gas sold averaged $4.40 per MMBTU compared to $7.78 for the third quarter last year. The decrease from both periods of last year was mainly due to the inclusion of transition charges related to Order 636 in the cost of gas sold last year. These charges totaled $6.8 million in the third quarter and $9.6 million for the nine-month period. In the fourth quarter of 1993, these charges were reclassified as a regulatory asset pursuant to the aforementioned DPU order issued on October 29, 1993. Also contributing to the decrease in the current quarter were lower LNG costs and gas prices.
Partially offsetting the decreases in both periods was amortization related to Order 636 transition costs and, in the current nine-month period, higher LNG costs.

     Firm unit sales for the first nine months of 1994 increased 4.3% due to higher sales in all sectors as a result of the extremely cold weather experienced throughout the region during the first quarter. Firm unit sales were 2.6% higher during the current quarter despite slight decreases in residential and commercial sales as industrial and other sales showed continued improvement. Although interruptible sales increased significantly during both periods, fluctuations in the level of interruptible sales have little, if any, impact on net income.

Other Operating Expenses

     In the current three and nine-month periods, other operation and maintenance expense increased by $1 million and $3.2 million, respectively, primarily due to higher C&LM charges ($464,000 and $2.5 million), increased insurance and employee benefit costs ($668,000 and $685,000) and, in the current nine-month period, higher costs associated with both the Company's automated mapping system ($222,000) and the Gas Administration and Supply System ($108,000). These increases were offset, in part, by company-wide cost containment efforts and, in the current nine-month period, a decline in the cost of services rendered by affiliate COM/Energy Services Company attributable, in part, to a second quarter 1993 work force reduction.

Depreciation and Taxes

     Depreciation increased due to higher levels of depreciable plant in service. The change in federal and state income taxes for the current nine-month period reflects the level of pretax income. The decrease in the current
<PAGE 11>

                           COMMONWEALTH GAS COMPANY

quarter was primarily due to the absence of a retroactive adjustment made in the third quarter of 1993 to reflect the increase in the federal tax rate to 35% and, to a lesser extent, the level of pretax income. The 2.2% increase in local property and other taxes for the current nine-month period was due to higher tax rates and assessments in the Company's service territory.

Other Income and Interest Charges

     Other income increased by $147,000 and $143,000 in the current three and nine-month periods, respectively, due to higher merchandising and jobbing revenues resulting from increased sales of design heating units ($170,000 and $290,000) and interest related to a Massachusetts sales tax abatement ($14,000 and $58,000). These increases were partially offset in the current quarter by lower interest on deferred gas costs ($21,000) and, in the current nine-month period, by the absence of proceeds from a second quarter 1993 litigation settlement ($193,000).

     Total interest charges increased 9.6% and 11.5% during the current three and nine-month periods due to the issuance of $35 million in new long-term debt in December 1993 and, to a lesser extent, higher interest rates and interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement. Interest rates on bank borrowings averaged 4.7% and 4.0% for the current three and nine-month periods compared to 3.3% and 3.4% for the same periods a year ago.

Environmental Matters

     The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions.

     The costs associated with the assessment and clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order over a seven-year amortization period without carrying costs. The Company has recorded an estimated $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the assessment and remediation activities identified to this point. The Company has also recorded a regulatory asset in anticipation of recovery of these costs. The Company is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

     The Company is also involved in certain other known or potentially contaminated sites where the accociated costs may not be recoverable in rates. The Company has recorded an estimated liability (and a charge to operations) of $300,000 to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. As noted above, the Company is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.
<PAGE 12>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any pending material legal proceeding.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Filed herewith:

              Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1994 (Filed herewith as Exhibit 1).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended September 30, 1994.
<PAGE 13>

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


Date:  November 14, 1994