Form 10-K
COMMONWEALTH GAS CO
filed 1995-03-30
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 15, 1995
        Common Stock, $25 par value           2,857,000 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 33 of this report.

<PAGE 2>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1994

                               TABLE OF CONTENTS


                                    PART I
                                                                     PAGE

Item  1.    Business........................................          3

              General.......................................          3
              Gas Supply
                General.....................................          3
                Hopkinton LNG Facility......................          4
              Rates and Regulation..........................          5
              Environmental Matters.........................          7
              Construction and Financing....................          8
              Employees.....................................          8

Item  2.    Properties......................................          8

Item  3.    Legal Proceedings...............................          8


                                    PART II

Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................          9

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................         10

Item  8.    Financial Statements and Supplementary Data.....         13

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............         13


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................         33


Signatures..................................................         42

<PAGE 3>

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

      Operating revenues are derived primarily from residential, commercial and industrial customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain large industrial customers who have dual fuel capability can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice. The Company reserves the right to reduce or interrupt the supply of gas to this class of customer at any time.

      Gas Supply

      (a)  General

      In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (Order 636) which became effective on November 1, 1993. The order requires interstate pipelines to unbundle existing gas sales contracts into separate components (gas sales, transportation and storage services) and to provide transportation services that allow customers to receive the same level and quality of service they had with the previous bundled contracts. Prior to the implementation of Order 636 the Company purchased the majority of its gas supplies from either Tennessee Gas Pipeline Company (Tennessee) or Algonquin Gas Transmission Company (Algonquin), supplemented with third-party

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

firm gas purchases, storage services and firm transportation from various pipelines. Presently, the Company purchases only transportation, storage and balancing services from these pipelines (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms ranging from less than one year to three or more years. The vendors vary from small independent marketers to major gas and oil companies.

      In addition to firm transportation and gas supplies mentioned above, the Company utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During 1994, over 98% of the gas utilized by the Company was delivered by the interstate pipeline system. The remaining small quantity (approximately 662,000 MMBTU) was delivered as liquid LNG from Distrigas of Massachusetts.

      The Company entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. The Company is currently awaiting an order from the DPU.

      The Company began transporting gas on its distribution system in 1990 for end-users. There are currently eleven customers using this transportation service, accounting for 3,003 BBTU of throughput in 1994 which represented approximately 5.9% of system throughput.

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

      The Company has a contract for LNG service with Hopkinton extending through 1996, thereafter renewable year to year with notice of termination due five years in advance. Contract payments include a demand charge sufficient to cover Hopkinton's fixed charges and an operating charge which covers liquefaction and vaporization expenses. The Company furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of the Company.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

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

      The DPU and the Massachusetts Energy Facilities Siting Council (the Council) were merged in 1992. The Council is now a division of the DPU. Periodically, the Company is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the Council. To approve a long-range forecast, the Council must find, among other things, that the Company's plans for construction of new gas manufacturing or storage facilities and certain high-pressure gas pipelines are consistent with current health, environmental protection, resource use and development policies as adopted by the Commonwealth of Massachusetts. The Company filed a long-range forecast with the Council on July 20, 1990 and updated aspects of the filing in March 1991. This forecast was combined with the DPU review of the ANE contract. Both issues remain pending before the DPU.

      (b) Gas Demand, Take-or-Pay Costs and Transition Costs

      The Company is obligated, as part of its pipeline transportation contracts, storage contracts and gas purchase contracts, to pay monthly demand charges which are recovered from customers through the CGA.

      In June 1991, Tennessee filed a settlement with the FERC dealing with a variety of contract restructuring issues, including the allocation of take-or-pay costs to Tennessee's customers, including the Company. This comprehensive settlement was approved and implemented on July 1, 1992. As part of the settlement, the allocation of take-or-pay costs was changed from a deficiency basis to a contract demand basis which increased the Company's allocation. There are still some small on-going amounts of take-or-pay costs being collected by the pipeline, however, Tennessee has nearly reached the cap of allowable collections under the settlement.

      Algonquin made a series of filings with the FERC to recover from its customers take-or-pay charges imposed on it by its upstream suppliers. Algonquin billed the Company for gas supply inventory charges from Texas Eastern and others through the Algonquin commodity rate. With the implementation of Order 636, Algonquin allocated the remaining costs utilizing a formula based on actual purchases for the twelve months prior to May 1, 1993. The Company's allocation was in excess of $5 million. The Company

<PAGE 6>

                           COMMONWEALTH GAS COMPANY

successfully appealed Algonquin's allocation method to the FERC. The change in allocation, combined with issues being settled in Algonquin's current rate case will reduce the Company's allocated share to $2.5 million. In addition, a settlement was reached with Koch Gateway Pipeline (formerly the United Gas Pipeline) whereby the Company, in October 1994, received approximately $2 million in refunds for take-or-pay costs allocated through Texas Eastern and Algonquin since 1985. This amount is currently being refunded to firm customers through the CGA.

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

      The Company is collecting all contract restructuring costs from its customers through the CGA as permitted by the DPU.

      (c) Regulatory Matters

      On April 16, 1991, the Company requested a $27.7 million (11.3%) revenue increase in a filing with the DPU using a test-year ended December 31, 1990. On September 16, 1991, the DPU approved a settlement of the revenue requirements portion of the filing authorizing a $22.8 million increase in annual revenues, approximately 82% of the original request. The agreement included a return on equity, for accounting purposes, of 13%. The DPU later ruled on the rate design portion of the request and new rates went into effect on November 1, 1991.

      In May 1994, the Company requested the DPU to change the backup service charges under its firm transportation rate. Back up charges result when the Company sells gas from its system supplies to a customer whose off-system gas supply has failed or is temporarily unavailable for causes beyond the customer's control. The change involved an upward indexing of backup charges based on changes in the gas supply demand costs occasioned by Order 636. On December 22, 1994, the DPU approved the Company's requested change effective January 1, 1995. This change, which has no effect on revenue, results in a more equitable recovery of pipeline capacity costs between Commonwealth Gas' total requirements and transportation customers.

      (d) Quasi-firm and Off-system Gas Sales Services

      In late August 1994, the Company received regulatory approval for a new quasi-firm sales service, designed for larger customers, which provides a level of service between full firm and interruptible. In exchange for prices lower than full firm service, quasi-firm customers will receive interruptible service in peak demand months and firm service in off-peak months. These arrangements will give the Company and its customers more flexibility in supply management and pricing options.

      Also, during 1994, the Company was able to maximize the use of its gas supply resources through off-system sales. Twenty percent of the gas

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

purchased was sold outside the Company's franchise area. These efforts helped to reduce the cost of gas to the Company's firm customers helping to make the Company more competitive in its traditional markets.

      The margin realized on these sales is shared with one-half used to reduce the cost of gas to firm customers and the other deferred pending DPU approval of the Company's margin sharing proposal that is expected to be filed in 1995.

      (e) Conservation and Load Management Program

      The Company offers conservation measures to its residential and multi-family customers through programs approved by the DPU in June 1992. The Company recovers the costs of these programs via separately stated Conservation Charge (CC) decimals. On November 23, 1994, the DPU approved a settlement agreement extending the Company's demand-side management (DSM) programs until October 31, 1995 and allowing the recovery of "lost margins" from its customers commencing in January 1995. Specifically, the settlement allows the Company to recover through the CC decimal the portion of the lost margins related to savings resulting from installations during the twelve-month period which began in November 1994. In addition, the lost margins related to savings occurring from prior period installations will be held in an interest-bearing account pending the completion of a DSM impact evaluation proceeding currently before the DPU.

      (f) Potential Impact of Regulatory Restructuring

      Based on the current regulatory framework in which it operates, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, a utility is allowed to defer costs that would otherwise be expensed in recognition of the ability to recover them in future rates. As a result, the Company has accumulated $26.9 million of regulatory assets (approximately 7.1% of total assets) as of December 31, 1994. Management believes that the current regulatory framework provides for the continued recovery of these assets.

      In the event that recovery of specific costs through rates becomes uncertain or unlikely in the future, either as a result of the expanding effects of competition or specific regulatory actions, the Company could be required to move away from cost-of-service ratemaking and, therefore, SFAS No. 71 would no longer apply. Discontinuation of SFAS No. 71 could lead to the write-off of various regulatory assets, which would have an adverse impact on the Company's financial position and results of operations. At this time, management believes that it is unlikely that regulatory action would lead to the discontinuation of SFAS No. 71 in the near future.

      Environmental Matters

      The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions.

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

      The costs associated with the assessment and clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order over a seven-year amortization period without carrying costs. The Company has recorded a $2.3 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with the assessment and remediation activities identified to this point. The Company has also recorded a regulatory asset in anticipation of recovery of these costs. The Company is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

      The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. The Company has recorded an estimated liability (and a charge to operations) of $500,000 to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. As noted above, the Company is unable to predict at this time the ultimate cost to resolve these matters due to the uncertainties inherent in the site investigation and remediation process.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5(a) of the Notes to Financial Statements filed under
Item 8 of this report.

      Employees

      The Company has 723 regular employees which represents a 5.5% decrease from last year's level. Approximately 67% of these employees are represented by three collective bargaining units with agreements in effect until September 15, 1995, March 31, 1996 and June 30, 1996. Employee relations have generally been satisfactory.

Item 2.     Properties

      The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1994, the gas system included 2,761 miles of gas distribution lines, 162,971 services and 239,302 customer meters together with the necessary measuring and regulating equipment.

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

<PAGE 9>

                           COMMONWEALTH GAS COMPANY


                                    PART II.


Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters

      (a)   Principal Market

            Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b)   Number of Shareholders at December 31, 1994

            One

      (c)   Frequency and Amount of Dividends Declared in 1994 and 1993

                       1994                               1993
                                Per Share                           Per Share
            Declaration Date      Amount     Declaration Date         Amount

            January 24, 1994      $2.10      January 28, 1993         $2.17
            April 21, 1994         2.50      April 15, 1993            3.75
            July 15, 1994           .50      July 15, 1993              .50
                                  $5.10                               $6.42

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 10>

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

      A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1994 and 1993 and unit sales for these periods is shown below:


                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1994 and 1993          1993 and 1992
                                              Increase (Decrease)
                                             (Dollars in Thousands)

Gas Operating Revenues             $21 597      7.1 %    $  6 896       2.3 %

Operating Expenses -
  Cost of gas sold                  21 162     12.6         2 736       1.7
  Other operation
    and maintenance                  2 745      3.3           977       1.2
  Depreciation                         620      6.9           669       8.1
  Taxes -
    Federal and state income        (1 860)   (18.9)        1 265      14.7
    Local property and other           407      5.3           404       5.6
                                    23 074      8.3         6 051       2.2

Operating Income                    (1 477)    (5.9)          845       3.5

Other Income                          (216)   (33.9)          340     114.5

Income Before Interest Charges      (1 693)    (6.6)        1 185       4.8

Interest Charges                     1 038     10.9          (259)     (2.7)

Net Income                         $(2 731)   (16.8)     $  1 444       9.7



Unit Sales (BBTU)

  Firm                                (680)    (1.7) %       (591)     (1.5)%
  Interruptible                        302     12.3          (844)    (25.6)
  Off-system                         6 401      -               -       -
  Quasi-firm                           487      -               -       -
                                     6 510     15.6        (1 435)     (3.3)

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

The following is a summary of unit sales, transportation volume and customers for the periods indicated:

                                              Years Ended December 31,
                                            1994        1993        1992

Unit Sales (BBTU):
  Residential                              21 515      22 252      22 392
  Commercial                               10 728      10 931      10 913
  Industrial                                4 401       4 205       4 717
  Other                                     1 895       1 831       1 788
    Total firm                             38 539      39 219      39 810
  Off-System                                6 401         -           -
  Quasi-Firm                                  487         -           -
  Interruptible                             2 761       2 459       3 303
    Total sales                            48 188      41 678      43 113
  Transportation                            3 003       3 171       1 898
    Total                                  51 191      44 849      45 011

Customers at End of Period:
  Residential                             211 075     211 877     207 163
  Commercial                               18 466      18 323      17 932
  Industrial                                  928         920         921
  Other                                     1 140       1 093       1 009
    Total                                 231 609     232 213     227 025

Operating Revenues, Cost of Gas Sold and Unit Sales

      In 1994, operating revenues increased by $21.6 million or 7.1% mainly due to a $21 million increase in the cost of gas sold, revenues associated with off-system and quasi-firm sales, which were non-existent in 1993, and higher transportation revenues ($997,000). Also contributing to the increase were higher conservation and load management (C&LM) costs ($2.6 million). The Company is recovering in revenues current costs associated with C&LM programs on a dollar-for-dollar basis through the CC decimal. To the extent that these expenses increase or decrease from period to period based on customer participation, a corresponding change will occur in revenue. Partially offsetting these increases was a decrease in firm unit sales of 1.7%. The decrease was most significant during the fourth quarter when seasonal rates were in place and firm sales were 15% lower than the same period in 1993. Seasonal rates recognize the increased cost of providing gas service during the winter months. Operating revenues increased nearly $7 million or 2.3% in 1993 due primarily to an increase in C&LM costs ($4.8 million) and a 1.7% increase in the cost of gas sold ($2.7 million). Somewhat offsetting these increases were lower unit sales of approximately 3.3%.

      The cost of gas sold per MMBTU averaged $3.92 in 1994, $4.02 in 1993 and $3.82 in 1992. The cost of gas in 1994 reflects lower prices offset, in part, by the amortization of Order 636 transition costs ($3.6 million and $396,000 in 1994 and 1993, respectively) and higher LNG costs. The increase in 1993 was due, in part, to the costs incurred as a result of the implementation of Order 636. Refunds from pipeline suppliers, which are passed along to the Company's firm customers through the CGA, amounted to approximately $6.1 million ($.16 per MMBTU) in 1994 and $7 million ($.18 per MMBTU) in 1993 and 1992.

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

      Due to the unseasonably warm temperatures experienced throughout the region in the fourth quarter, firm unit sales decreased by 1.7% in 1994. This more than offset a 5.4% increase in the first quarter resulting from the colder than normal weather. The Company established all-time highs for daily send-out on four different occasions in January 1994, setting a new peak day send-out of 364,799 MMBTU on January 19. Prior to this period, the previous all-time peak was 336,998 MMBTU set in January 1988. Firm unit sales declined nearly 1.5% in 1993, including a 10.9% decline in sales to industrial customers; however, firm sales during the heating season when seasonal rates are in effect increased by nearly 3%. It is anticipated that firm unit sales will grow at an average of 1% - 2% over the next five years. Interruptible sales increased by approximately 12% in 1994 and decreased by approximately 26% during 1993 reflecting the competitive market conditions for energy resources that exist today. Interruptible sales have no impact on net income since all of the margins from these sales are flowed back to firm customers through the CGA. Quasi-firm and off-system sales are expected to increase significantly over the next few years as they become an increasingly important part of the Company's total gas service options. The Company anticipates that the aforementioned margin sharing proposal for these sales will have a positive impact on earnings while continuing to reduce the cost of gas to firm customers.

      The customer level was unchanged in 1994 and increased approximately 2.3% in 1993 mainly due to new home construction and conversion activity.

Other Operating Expenses

      Other operation and maintenance expenses increased by approximately 3.3%, or $2.7 million, due mainly to higher C&LM charges ($2.6 million) and higher insurance and employee benefit costs ($821,000). These increases were offset, in part, by Company-wide cost containment efforts and a decline in the cost of services rendered by affiliate COM/Energy Services Company attributable to a second quarter 1993 work force reduction. Also, payroll costs decreased by more than 2% ($683,000) reflecting a lower work force level through attrition and reduced overtime. Other operation and maintenance expenses increased approximately $977,000 or 1.2% in 1993 due primarily to the implementation of C&LM programs ($4.8 million) during 1993, increased pension costs ($500,000) and higher payroll costs ($821,000). Offsetting these increases in 1993 were declines in employee medical and life insurance costs ($954,000), lower liability insurance costs ($1.4 million) and the absence of amortization costs (totaling $1.9 million) associated with the Company's automated mapping system (CAMRIS).

Depreciation and Taxes

      The increase in depreciation expense in both 1994 and 1993 resulted from higher levels of depreciable plant-in-service. The decrease in federal and state income taxes in 1994 was due to the lower level of pretax income. The increase during 1993 reflects a greater level of pretax income and, to a lesser extent, the change in the federal tax rate to 35%, effective January 1, 1993.

      The increase in local property taxes during both 1994 and 1993 was due to higher tax rates and assessments in the Company's service territory.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

Other Income and Interest Charges

      Other income decreased by $216,000 in 1994 due primarily to the absence of a litigation settlement received in 1993 ($193,000) and lower sales of design heating systems offset, in part, by interest related to a Massachusetts sales tax abatement ($58,000). Other income increased during 1993 due primarily to higher income from non-utility rental properties, the Company's share of the net proceeds from the aforementioned litigation recorded in the second quarter and interest on the Company's C&LM program development costs. The impact of these items was offset somewhat by a decline in sales of design heating systems.

      Total interest charges increased by more than $1 million due mainly to the issuance of $35 million in new long-term debt in December 1993 and, to a lesser extent, higher interest rates and interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement. These increases were partially offset by a lower average level of short-term borrowings. Total interest charges decreased 2.7% in 1993, despite a higher average level of short-term borrowings, due to lower interest rates and the early retirement of the Company's Series F (9%, $8,060,000) and Series G
(8 5/8%, $1,050,000) First Mortgage Bonds during the second quarter of 1992. Interest rates on bank borrowings averaged 4.4% in 1994 compared to 3.3% in 1993.

Financing Activity

      On December 30, 1993, the Company issued $35 million of 7.11% First Mortgage Bonds, Series K, Due 2033. In addition, on December 29, 1993 the Company issued 450,000 shares of Common Stock ($25 par value) for $18,000,000 (purchased entirely by the System). The proceeds from these issues were used to repay outstanding short-term borrowings incurred to temporarily finance additions to property, plant and equipment.

Item 8. Financial Statements and Supplementary Data

        The Company's financial statements required by this item are filed herewith on pages 14 through 32 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

<PAGE 14>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1994

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Commonwealth Gas Company:

        We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

        As discussed in Note 4 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP
                                                      Arthur Andersen LLP
Boston, Massachusetts
February 21, 1995

<PAGE 15>

                           COMMONWEALTH GAS COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1994 and 1993

      Statements of Income for the Years Ended December 31, 1994, 1993 and
      1992

      Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992

      Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

      Notes to Financial Statements


                                   PART IV.


SCHEDULE

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1994, 1993 and 1992

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

<PAGE 16>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                                    ASSETS



                                                          1994        1993
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $339 476   $323 607
  Less - Accumulated depreciation                         85 162     77 155
                                                         254 314    246 452
  Add - Construction work in progress                        719        400
                                                         255 033    246 852

CURRENT ASSETS
  Cash                                                     4 862      1 297
  Accounts receivable -
    Affiliated companies                                     462        173
    Customers, less reserves of $2,827,000 in 1994
      and $3,162,000 in 1993                              32 890     33 066
  Unbilled revenues                                       20 892     29 068
  Inventories, at average cost -
    Natural gas                                           24 161     25 810
    Materials and supplies                                 1 593      1 979
  Prepaid taxes -
    Property                                               2 861      2 629
    Income                                                   619      1 812
  Other                                                    1 076        992
                                                          89 416     96 826

DEFERRED CHARGES
  Order 636 transition costs                              19 201     21 938
  Other                                                   17 155     11 067
                                                          36 356     33 005

                                                        $380 805   $376 683















  The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                        CAPITALIZATION AND LIABILITIES

                                                        1994          1993
                                                     (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned
        by Commonwealth Energy
        System (Parent)                              $ 71 425      $ 71 425
    Amounts paid in excess of par value                27 739        27 739
    Retained earnings                                   6 837         7 840
                                                      106 001       107 004
  Long-term debt, less current sinking
    fund requirements                                  91 750        95 400
                                                      197 751       202 404

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             24 950        40 975
    Advances from affiliates                           11 220         2 835
                                                       36 170        43 810

  Other Current Liabilities -
    Current sinking fund requirements                   3 650         3 650
    Accounts payable -
      Affiliated companies                              2 669         1 811
      Other                                            33 214        32 944
      Refundable gas costs                             27 832        13 253
    Customer deposits                                   1 433         1 440
    Accrued local property and other taxes              3 317         2 940
    Accrued interest                                      749           774
    Other                                               4 746         4 447
                                                       77 610        61 259
                                                      113 780       105 069
DEFERRED CREDITS
  Accumulated deferred income taxes                    32 699        30 176
  Unamortized investment tax credits                    6 065         6 270
  Order 636 transition costs                            7 811        13 133
  Other                                                22 699        19 631
                                                       69 274        69 210
COMMITMENTS AND CONTINGENCIES
                                                     $380 805      $376 683







  The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                           COMMONWEALTH GAS COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                1994       1993        1992
                                                    (Dollars in Thousands)

  GAS OPERATING REVENUES                     $325 726    $304 129   $297 233

  OPERATING EXPENSES
    Cost of gas sold                          188 769     167 607    164 871
    Other operation                            74 636      71 776     69 126
    Maintenance                                11 809      11 929     11 611
    Depreciation                                9 559       8 939      8 270
    Amortization                                1 238       1 233      3 224
    Taxes -
      Income                                    7 983       9 843      8 578
      Local property                            5 336       4 865      4 608
      Payroll and other                         2 715       2 779      2 632
                                              302 045     278 971    272 920

  OPERATING INCOME                             23 681      25 158     24 313

  OTHER INCOME                                    421         637        297

  INCOME BEFORE INTEREST CHARGES               24 102      25 795     24 610

  INTEREST CHARGES
    Long-term debt                              8 488       6 345      7 004
    Other interest charges                      2 073       3 170      2 769
    Allowance for borrowed funds used
      during construction                         (27)        (19)       (18)
                                               10 534       9 496      9 755

  NET INCOME                                 $ 13 568    $ 16 299   $ 14 855


















  The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                           COMMONWEALTH GAS COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                               1994       1993       1992
                                                  (Dollars in Thousands)

  Balance at beginning of year               $ 7 840     $ 6 994   $ 1 767

  Add (Deduct):
    Net income                                13 568      16 299    14 855
    Cash dividends on common stock           (14 571)    (15 453)   (9 628)

  Balance at end of year                     $ 6 837     $ 7 840   $ 6 994






































  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                           COMMONWEALTH GAS COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                   1994      1993      1992
                                                    (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                     $13 568    $16 299  $14 855
  Effects of noncash items -
    Depreciation and amortization                 15 159     11 363   12 100
    Deferred income taxes                          3 883      8 018    1 478
    Investment tax credits                          (205)      (210)    (217)
  Change in working capital exclusive
      of cash and interim financing -
    Accounts receivable and unbilled
      revenues                                     8 063     (4 714)  (4 544)
    Prepaid income taxes                           1 193      4 878      729
    Local property and other taxes, net              145         57      136
    Accounts payable and other                    17 925     (6 873)   3 032
  Deferred postretirement benefit costs           (2 306)    (3 062)      -
  Deferred Order 636 transition costs, net        (2 585)    (8 805)      -
  All other operating items                       (7 393)    (9 065)  (3 003)
Net cash provided by operating activities         47 447      7 886   24 566

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)               (17 994)   (23 272) (20 437)
  Allowance for borrowed funds used
    during construction                              (27)       (19)     (18)
Net cash used for investing activities           (18 021)   (23 291) (20 455)

FINANCING ACTIVITIES
  Sale of common stock to Parent                      -      18 000       -
  Payment of dividends                           (14 571)   (15 453)  (9 628)
  Proceeds from (payment of) short-term
    borrowings                                   (16 025)   (11 500)  14 875
  Proceeds from (payment of) affiliate
     borrowings                                    8 385     (5 705)   3 275
  Retirement of long-term debt
    through sinking funds                         (3 650)    (3 650)  (3 657)
  Long-term debt issues refunded                      -          -    (9 110)
  Long-term debt issues                               -      35 000       -
Net cash provided by (used for)
  financing activities                           (25 861)    16 692   (4 245)

Net increase (decrease) in cash                    3 565      1 287     (134)
Cash at beginning of period                        1 297         10      144
Cash at end of period                            $ 4 862    $ 1 297  $    10

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)        $ 9 799    $ 8 797  $ 9 377
    Income taxes                                 $ 4 636    $ 3 133  $ 6 167

  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

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

      The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Similarly, the regulatory liability established by the Company is required to be refunded to customers over time. The principal regulatory assets included in deferred charges at December 31, 1994 and 1993 were as follows:

                                                         1994        1993
                                                      (Dollars in Thousands)

      FERC Order 636 transition costs                 $19,201      $21,938
      Postretirement benefit costs including
        pensions                                        5,367        3,062
      Environmental costs                               2,346        1,768
        Total regulatory assets                       $26,914      $26,768

      Regulatory assets as a percent of total assets      7.1%         7.1%

      The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $9.9 million and $10 million at December 31, 1994 and 1993, respectively.

 (b) Reclassifications

      Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

<PAGE 22>

                           COMMONWEALTH GAS COMPANY

 (c) Transactions with Affiliates

      Operating revenues include sales of gas to affiliated companies as follows:
                                         (Dollars in Thousands)
               1994                    Cost      Margin      Total

        Cambridge Electric             $1 493    $  220     $1 713

               1993

        Cambridge Electric             $1 311    $   76     $1 387

               1992

        Cambridge Electric             $1 784    $  334     $2 118
        Commonwealth Electric             100         5        105
                                       $1 884    $  339     $2 223

      The margin realized on these sales is credited to firm customers through the CGA.

      Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that amounted to $10,126,000, $9,587,000 and $8,683,000 in 1994, 1993 and 1992,
 respectively. Transactions with other system companies are subject to review by the DPU.

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

      The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues. However, as of December 31, 1994 and 1993, the Company had overcollected $27,832,000 and $13,253,000, respectively, which is reflected as a liability in the accompanying balance sheets. These overcollected amounts, which include interest, are returned to customers in subsequent months.

 (e) Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 2.98% in 1994, 2.95% in 1993 and 2.90% in 1992.

<PAGE 23>

                           COMMONWEALTH GAS COMPANY

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

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 4.75% in 1994, 3.5% in 1993 and 4.25% in 1992.

(2)  Income Taxes

      For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System, and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

      The following is a summary of the provisions for income taxes for the years ended December 31, 1994, 1993 and 1992:

                                                1994      1993      1992
                                                (Dollars in Thousands)
      Federal -
        Current                                $3 585    $1 619    $6 093
        Deferred                                3 405     6 956     1 422
        Investment tax credits                   (205)     (210)     (217)
                                                6 785     8 365     7 298

      State -
        Current                                   720       416     1 224
        Deferred                                  667     1 278       343
                                                1 387     1 694     1 567
                                                8 172    10 059     8 865
      Amortization of regulatory liability
       relating to deferred income taxes         (189)     (216)     (287)

      Total federal and state
        income taxes                          $ 7 983   $ 9 843   $ 8 578

<PAGE 24>

                           COMMONWEALTH GAS COMPANY

      Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      Accumulated deferred income taxes consisted of the following in 1994 and 1993:
                                                    1994      1993
                                                (Dollars in Thousands)
      Liabilities
        Property-related                          $39 768    $37 230
        Order 636 transition costs, net             4 094      3 450
        Postretirement benefits plan                2 101      1 422
        All other                                   3 075      1 419
                                                   49 038     43 521

      Assets
        Investment tax credit                       3 914      4 047
        Pension plan                                2 739      2 284
        Regulatory liability                        3 155      3 006
        Inventory repricing                         4 285      2 946
        All other                                   2 828      2 785
                                                   16 921     15 068
      Accumulated deferred income taxes, net      $32 117    $28 453

      The net year-end deferred income tax liability above is net of current deferred tax assets of $582,000 in 1994 and $1,723,000 in 1993 which are included in prepaid income taxes in the accompanying balance sheets.

      The total income tax provision set forth on the previous page represents 37% in 1994, 38% in 1993 and 37% in 1992 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                    1994      1993      1992

 Federal statutory rate                              35%       35%       34%

 Federal income tax expense at statutory levels    $7 543    $9 150   $7 967
 Increase (Decrease) from statutory rate:
   State tax net of federal tax benefit               902     1 101    1 064
   Amortization of investment tax credits            (205)     (209)    (217)
   Amortization of excess deferred reserves          (189)     (216)    (140)
   Other                                              (68)       17      (96)
                                                   $8 572    $9 843  $11 989

 Effective federal tax rate                          37%       38%      37%

      As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate was increased to 35% effective January 1, 1993.

<PAGE 25>

                           COMMONWEALTH GAS COMPANY

(3)  Long-Term Debt and Interim Financing

 (a) Long-Term Debt

      Long-term debt outstanding, exclusive of current sinking fund requirements, collateralized by substantially all of the Company's property, is as follows:

                                          Original    Balance December 31,
                                           Issue        1994        1993
                                              (Dollars in Thousands)
      First Mortgage Bonds -
        8.99%,  Series H, due 1996         $10 000     $10 000     $10 000
        8.99%,  Series I, due 2001          40 000      21 750      25 400
        9.95%,  Series J, due 2020          25 000      25 000      25 000
        7.11%,  Series K, due 2033          35 000      35 000      35 000
                                                       $91 750     $95 400

      Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund requirements under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1994 are as follows:

                     Sinking Fund      Maturing Debt
          Year       Requirements         Issues          Total
                             (Dollars in Thousands)

          1995          $3 650           $   -           $ 3 650
          1996           3 650            10 000          13 650
          1997           3 650               -             3 650
          1998           3 650               -             3 650
          1999           3 650               -             3 650

 (b) Notes Payable to Banks

      The Company and other system companies maintain both committed and uncommitted lines of credit for the financing of their construction programs, on a short-term basis, and for other corporate purposes. As of December 31, 1994, system companies had $90 million of committed lines that will expire at varying intervals in 1995. These lines are normally renewed upon expiration and require annual fees ranging from zero to .1875% of the individual line. At December 31, 1994, the uncommitted lines of credit totaled $90 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 4.4% and 3.3% in 1994 and 1993, respectively. The Company's notes payable to banks totaled $24,950,000 and $40,975,000 at December 31, 1994 and 1993, respectively.

 (c) Advances from Affiliates

      The Company had short-term notes payable to the System totaling $2,935,000 and $355,000 at December 31, 1994 and 1993, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at

<PAGE 26>

                           COMMONWEALTH GAS COMPANY

 the prime rate and is adjusted for changes in that rate during the term of the notes. This rate averaged 7.3% and 6% in 1994 and 1993, respectively.

      The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 4.3% and 3.2% in 1994 and 1993, respectively. The Company had borrowings from the Pool of $8,285,000 and $2,480,000 at December 31, 1994 and 1993, respectively.

 (d) Disclosures about Fair Value of Financial Instruments

      As required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1994 and 1993 are as follows:

                                  1994                  1993
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

      Long-Term Debt        $95 400   $93 134      $99 050  $111 718

      The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

      The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(4)  Employee Benefit Plans

 (a) Pension

      The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed one year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.

<PAGE 27>

                           COMMONWEALTH GAS COMPANY

      Components of pension expense and related assumptions to develop pension expense were as follows:
                                                 1994       1993       1992
                                                  (Dollars in Thousands)

      Service cost                            $  2 278   $  1 904   $  1 720
      Interest cost                              6 378      6 037      5 478
      Return on plan assets - (gain)/loss        1 345    (10 821)    (7 278)
      Net amortization and deferral             (6 297)     6 317      3 001
      Total pension expense                      3 704      3 437      2 921
      Transfers from affiliated
        companies, net                             478        453        466
      Less: Amounts capitalized
            and deferred                           336        328        370
      Net pension expense                     $  3 846   $  3 562   $  3 017


                                                 1994       1993       1992

 Discount rate                                   7.25%      8.50%      8.50%
 Assumed rate of return                          8.50       8.50       8.50
 Rate of increase in future compensation         4.50       5.50       5.50

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                  1994         1993
                                                (Dollars in Thousands)
      Accumulated benefit obligation:
        Vested                                  $(58 636)    $(61 668)
        Nonvested                                 (6 767)      (8 297)
                                                $(65 403)    $(69 965)

      Projected benefit obligation              $(81 747)    $(85 269)
      Plan assets at fair market value            75 568       79 553
      Projected benefit obligation less
        (greater) than plan assets                (6 179)      (5 716)
      Unamortized transition obligation            4 336        4 955
      Unrecognized prior service cost              5 830        5 115
      Unrecognized gain                           (9 934)      (9 141)
      Accrued pension liability                 $ (5 947)    $ (4 787)

      The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                    1994         1993

      Discount rate                                 8.50%        7.25%
      Rate of increase in future compensation       5.00         4.50

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

<PAGE 28>

                           COMMONWEALTH GAS COMPANY

 (b)  Other Postretirement Benefits

      Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more, provided, however, that such service was performed for a subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits. Certain bargaining employees are also participating under these new eligibility requirements.

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires the accrual of the expected cost of such benefits during the employees' years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees.
 The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $34 million, which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insurance benefits totaled $1,910,000 during 1992.

      In 1993, the Company began making contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $4.5 million and $3.8 million to these trusts during 1994 and 1993, respectively.

      The net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 include the following components and related assumptions:

                                                     1994        1993
                                                  (Dollars in Thousands)

      Service cost                                 $   581     $   535
      Interest cost                                  2 572       2 858
      Return on plan assets                            (47)       (203)
      Amortization of transition obligation
        over 20 years                                1 700       1 700
      Net amortization and deferral                   (320)         22
         Total postretirement benefit cost           4 486       4 912
      Transfers to affiliated companies, net           539         540
      Less: Amounts capitalized and deferred         2 785       3 564
         Net postretirement benefit cost           $ 2 240     $ 1 888

<PAGE 29>

                           COMMONWEALTH GAS COMPANY

                                                        1994        1993

      Discount rate                                     7.25%       8.50%
      Assumed rate of return                            8.50        8.50
      Rate of increase in future compensation           4.50        4.50

      The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1994 and 1993 is as follows:

                                                        1994        1993
                                                     (Dollars in Thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                     $ (20 304)  $ (20 779)
        Fully eligible active plan participants         (4 060)     (4 152)
        Other active plan participants                 (10 082)    (10 847)
                                                       (34 446)    (35 778)
      Plan assets at fair market value                   5 681       3 296
      Accumulated postretirement benefit obligation
         greater than plan assets                      (28 765)    (32 482)
      Unamortized transition obligation                 30 604      32 304
      Unrecognized (gain) loss                          (1 839)        178
                                                     $     -     $     -

      The following actuarial assumptions were used in determining the plan's year-end funded status:

                                                        1994        1993

      Discount rate                                     8.50%       7.25%
      Rate of increase in future compensation           5.00        4.50

      In determining its estimated APBO and the funded status of the plan for 1994 and 1993, the Company assumed estimated health care trend rates as follows:

                                                        1994        1993

         Medicare part B premiums                      12.30%      14.90%
         Medical care                                   8.50        9.00
         Dental care                                    5.00        5.00

      The above rates, with the exception of the dental rate, which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $446,000 impact on the Company's annual expense (interest component - $318,000; service cost - $128,000) and would change the transition obligation by approximately $1.3 million.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect post-retirement benefit expense in future years.

<PAGE 30>

                           COMMONWEALTH GAS COMPANY

      The DPU's policy on postretirement benefits is to allow in rates the maximum tax deductible contributions made to trusts that have been established specifically to pay postretirement benefits. The Company intends to seek regulatory approval to recover these costs and, while the outcome cannot be predicted, it is likely that the DPU will authorize similar rate treatment as was provided to Cambridge Electric and other Massachusetts electric and gas companies. A deferral representing the difference between what is being collected in rates and the SFAS No. 106 accrual amounted to approximately $5.4 million in 1994 and $3.1 million in 1993.

 (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits other than pensions. The Company's contribution was $1,447,000 in 1994, $1,444,000 in 1993 and $1,284,000 in
 1992.

(5)  Commitments and Contingencies

 (a) Construction and Financing Program

      The Company is engaged in a continuous construction program presently estimated at $106.4 million for the five-year period 1995 through 1999. Of that amount, $21.2 million is estimated for 1995. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance future expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

 (b) LNG Service Contract

      The Company has contracted with Hopkinton LNG Corp., a wholly-owned subsidiary of the System, for liquefaction and vaporization services over a period ending in 1996, thereafter, renewable year to year with notice of termination due five years in advance. The Company is obligated to pay demand charges throughout the contract periods in addition to charges for operating costs.

 (c)  FERC Order No. 636

      As a result of implementing FERC Order 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from its customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. The Company has been billed a total of approximately $21.7 million from Tennessee Gas

<PAGE 31>

                           COMMONWEALTH GAS COMPANY

 Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through December 31, 1994.

      As of October 29, 1993, the Company received preliminary DPU autho-rization to recover these costs, with carrying charges, through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. As a result, a regulatory asset totaling $19.2 million is reflected in deferred charges as of December 31, 1994. In addition, a related liability of $7.8 million is reflected in deferred credits. Final DPU approval for recovery was received in March 1995.

      After extensive negotiations between Texas Eastern, Tennessee and their customers (including the Company), settlements were reached regarding a number of transition obligation issues. The settlement with Texas Eastern, which was recently approved by FERC, calls for the pipeline to absorb approximately 20% of all transition costs incurred from June 1993 forward. This agreement also provides for an extended billing period and annual caps on the collection of future costs. The Company believes that the absorption requirement will give the pipeline incentive to minimize future costs. The settlement resulted in a refund of $2.7 million to the Company, which will be refunded to firm customers beginning in 1995.

      The proposed settlement with Tennessee will lower one element of the Company's transition obligation by approximately $1 million and enhance certain services the Company receives from Tennessee. Further negotiations are underway with Tennessee to craft a total settlement similar to that achieved with Texas Eastern.

      The Company is continuing to negotiate with the pipelines on several other issues. As a result, the Company is unable to predict its final transition obligation at this time; however, based on these and subsequent settlement activities, the Company will adjust its regulatory asset and liability accounts accordingly.

(6)   Gas Refunds

      During 1994, 1993 and 1992, the Company received refunds from its gas suppliers in settlement of several rate cases that had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $6,077,000 in 1994, $6,965,000 in 1993 and $7,012,000 in 1992.

(7)   Lease Obligations

      The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

<PAGE 32>

                           COMMONWEALTH GAS COMPANY

      Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1994:

                                                   Operating Leases
                                                (Dollars in Thousands)

            1995                                       $ 3 321
            1996                                         2 607
            1997                                         1 249
            1998                                           780
            1999                                           324
            Beyond 1999                                    517
            Total future minimum lease payments        $ 8 798

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,699,000 in 1994, $3,435,000 in 1993 and
 $3,171,000 in 1992. There were no contingent rentals and no sublease rentals for the years 1994, 1993 and 1992.

(8)   Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment.
 These regulations authorize federal and state regulatory agencies to identify and remediate hazardous waste sites and to seek recovery from statutorily liable parties (usually referred to as potentially responsible parties or PRPs), or to order these PRPs to undertake the clean-up themselves. (Refer to "Environmental Matters" filed under Item 1 of this report for additional information.)

<PAGE 33>

                           COMMONWEALTH GAS COMPANY

                                   PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.      Index to Financial Statements

            Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under
            Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 15).

(a) 2.      Index to Financial Statement Schedules

            Filed herewith at page indicated is financial statement schedule of the Company:

            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1994, 1993 and 1992 (page 41).

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

    c.      The following is a glossary of acronyms used throughout the
            Exhibit Index:

<PAGE 34>

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

<PAGE 35>

                           COMMONWEALTH GAS COMPANY

    12. Eleventh Supplemental on Form S-1 (June, 1972) (Exhibit 4(b)(2), File No. 2-48556).
    13.     Twelfth Supplemental on Form S-1 (Aug., 1973) (Exhibit
            4(b)(3), File No. 2-48556).
    14.     Thirteenth Supplemental on Form 10-K (1992) (Exhibit 1, File No.
            2-1647).
    15.     Fourteenth Supplemental on Form 10-K (1990) (Exhibit 1, File No.
            2-1647).
    16.     Fifteenth Supplemental on Form 10-K (1982) (Exhibit 1, File No. 2-
            1647).
    17.     Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
            1647).
    18.     Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
            2-1647).
    19. Eighteenth Supplemental on Form 10-Q (March, 1994) (Exhibit 1, File No. 2-1647)

Exhibit 10. Material Contracts.

10.1.       Natural Gas Purchase Contracts.

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

<PAGE 36>

                           COMMONWEALTH GAS COMPANY

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

<PAGE 37>

                           COMMONWEALTH GAS COMPANY

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

<PAGE 38>

                           COMMONWEALTH GAS COMPANY

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

<PAGE 39>

                           COMMONWEALTH GAS COMPANY

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

<PAGE 40>

                           COMMONWEALTH GAS COMPANY

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

Filed herewith:

Exhibit 27.
            Financial Data Schedule for the year ended December 31, 1994 (Filed herewith as Exhibit 1)

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended December 31, 1994.

<PAGE 41>

                                                          SCHEDULE II

                           COMMONWEALTH GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

                            (Dollars in Thousands)




                                       Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts                Year Ended December 31, 1994

                      $ 3 162     $ 5 496      $1 405      $ 7 236     $ 2 827


                                   Year Ended December 31, 1993

                      $ 2 890     $ 5 585     $ 1 079      $ 6 392     $ 3 162


                                   Year Ended December 31, 1992

                      $ 2 271     $ 5 678     $ 1 063      $ 6 122     $ 2 890

<PAGE 42>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1994

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

Principal Executive Officers:

WILLIAM G. POIST                                          March 29, 1995
William G. Poist,
Chairman of the Board and
Chief Executive Officer

KENNETH M. MARGOSSIAN                                     March 30, 1995
Kenneth M. Margossian,
President and Chief Operating Officer

Principal Financial Officer:
JAMES D. RAPPOLI                                          March 29, 1995
James D. Rappoli,
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                            March 29, 1995
John A. Whalen, Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                                          March 29, 1995
William G. Poist, Director

JAMES D. RAPPOLI                                          March 29, 1995
James D. Rappoli, Director

KENNETH M. MARGOSSIAN                                     March 30, 1995
Kenneth M. Margossian, Director