Form 10-Q
period 1995-03-31
COMMONWEALTH GAS CO
filed 1995-05-15
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
           Class of Common Stock                       May 1, 1995
        Common Stock, $25 par value                 2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)




                                                    March 31,    December 31,
                                                      1995           1994
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $336 151        $339 476
  Less -  Accumulated depreciation                   89 531          85 162
                                                    246 620         254 314
  Add  -  Construction work in progress                 940             719
                                                    247 560         255 033

CURRENT ASSETS
  Cash                                                2 349           4 862
  Advances to affiliates                             12 165              -
  Accounts receivable                                55 599          33 352
  Unbilled revenues                                  14 212          20 892
  Inventories, at average cost                       13 244          25 754
  Prepaid taxes -
   Property                                             885           2 861
   Income                                                -              619
  Other                                               1 043           1 076
                                                     99 497          89 416

DEFERRED CHARGES
  Order 636 transition costs                         18 447          19 201
  Other                                              17 169          17 155
                                                     35 616          36 356

                                                   $382 673        $380 805









                            See accompanying notes.


<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                    March 31,    December 31,
                                                      1995           1994
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                 14 185           6 837
                                                    113 349         106 001
  Long-term debt, less current sinking
   fund requirements                                 91 750          91 750
                                                    205 099         197 751
CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                                -           24 950
   Advances from affiliates                              -           11 220
                                                         -           36 170
  Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliated companies                             1 556           2 669
     Other                                           33 996          33 214
     Refundable gas costs                            51 279          27 832
   Accrued taxes -
     Income                                           4 233              -
     Local property and other                         2 776           3 317
   Other                                              7 722           6 928
                                                    105 212          77 610
                                                    105 212         113 780
  DEFERRED CREDITS
   Accumulated deferred income taxes                 34 146          32 699
   Unamortized investment tax credits and other      30 292          28 764
   Order 636 transition costs                         7 924           7 811
                                                     72 362          69 274

                                                   $382 673        $380 805


                            See accompanying notes.
<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)




                                                  1995         1994
                                               (Dollars in Thousands)

GAS OPERATING REVENUES                         $107 932      $135 558

OPERATING EXPENSES
  Cost of gas sold                               53 498        73 824
  Other operation and maintenance                23 565        23 539
  Depreciation                                    4 399         4 081
  Taxes -
    Income                                        7 803        11 197
    Local property                                2 453         2 110
    Payroll and other                               951           960
                                                 92 669       115 711

OPERATING INCOME                                 15 263        19 847

OTHER INCOME                                         53           156

INCOME BEFORE INTEREST CHARGES                   15 316        20 003

INTEREST CHARGES
  Long-term debt                                  2 054         2 129
  Other interest charges                            927           435
  Allowance for borrowed funds
    used during construction                        (13)           (6)
                                                  2 968         2 558

NET INCOME                                       12 348        17 445

RETAINED EARNINGS -
  Beginning of period                             6 837         7 840
  Dividends on common stock                      (5 000)       (6 000)

RETAINED EARNINGS -
  End of period                                $ 14 185      $ 19 285






                            See accompanying notes.
<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)




                                                       1995           1994
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                        $ 12 348       $ 17 445
  Effects of noncash items -
   Depreciation and amortization                       8 116          5 696
   Deferred income taxes and investment
     tax credits, net                                  1 218            100
  Change in working capital, exclusive of cash,
   advances to affiliates, and interim financing      27 173         19 318
  All other operating items                            4 323         (1 002)
Net cash provided by operating activities             53 178         41 557

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                               (2 343)        (4 069)
  Allowance for borrowed funds used
   during construction                                   (13)            (6)
  Advances to affiliates                             (12 165)            -
Net cash used for investing activities               (14 521)        (4 075)

FINANCING ACTIVITIES
  Payment of dividends                                (5 000)        (6 000)
  Payment of short-term borrowings                   (24 950)       (33 250)
  Advances from affiliates                           (11 220)         2 775
Net cash used for financing activities               (41 170)       (36 475)

Net increase (decrease) in cash                       (2 513)         1 007
Cash at beginning of period                            4 862          1 297
Cash at end of period                               $  2 349       $  2 304


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest, net of amounts capitalized             $  2 047       $  1 810
   Income taxes                                     $  1 604       $  1 333


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

         The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of revenue from firm sales for the year.

         The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at March 31, 1995 and December 31, 1994 were as follows:

                                                     March 31,       Dec. 31,
                                                        1995           1994
                                                     (Dollars in Thousands)

    FERC Order 636 transition costs                  $18 447        $19 201
    Postretirement benefit costs including
      pensions                                         6 054          5 367
    Environmental costs                                2 499          2 346
      Total regulatory assets                        $27 000        $26 914

         The principal regulatory liabilities, reflected in deferred credits-other and relating to income taxes, were $9.8 million and $9.9 million at March 31, 1995 and December 31, 1994, respectively.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and
<PAGE 7>

                           COMMONWEALTH GAS COMPANY

    expenses. Principal items of expense which are allocated other than on the basis of passage of time are depreciation and property taxes. These expenses are recorded for interim reporting purposes based upon projected gas revenue. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         The unaudited financial statements for the periods ended March 31, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.

(2) Commitments

         (a) Construction Program

         The Company is engaged in a continuous construction program presently estimated at $106.4 million for the five-year period 1995 through 1999. Of that amount, $21.2 million is estimated for 1995. As of March 31, 1995, the Company's actual construction expenditures amounted to approximately $2.4 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

         The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing delays, availabili-ty and cost of capital and environmental regulations.

         (b) FERC Order No. 636

         As a result of implementing FERC Order 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from its customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. The Company has been billed a total of approximately $22.4 million from Tennessee Gas Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through March 31, 1995.

         In May 1995, the DPU allowed the Company to accelerate recovery of the transition costs that were incurred to date. These costs had been deferred and accumulated as a regulatory asset and were being recovered through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. The costs are now being recovered through the CGA over a one-year period that began May 1, 1995. The accelerated
<PAGE 8>

                           COMMONWEALTH GAS COMPANY

    recovery period was permitted by the DPU due to the minimal impact on customers' bills. Any further transition costs will be recovered by the Company through the CGA as incurred. At March 31, 1995, a regulatory asset totaling $18.4 million was reflected in deferred charges. In addition, a related liability of $7.9 million was reflected in deferred credits.
<PAGE 9>


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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1995 and 1994 is shown below:

                                                     Three Months
                                                    Ended March 31,
                                                     1995 and 1994
                                                  Increase (Decrease)
                                                (Dollars in Thousands)

  Gas Operating Revenues                          $(27 626)   (20.4)%

  Operating Expenses -
    Cost of gas sold                               (20 326)   (27.5)
    Other operation and maintenance                     26      0.1
    Depreciation                                       318      7.8
    Taxes -
       Federal and state income                     (3 394)   (30.3)
       Local property and other                        334     10.9
                                                   (23 042)   (19.9)

  Operating Income                                  (4 584)   (23.1)

  Other Income                                        (103)   (66.0)

  Income Before Interest Charges                    (4 687)   (23.4)

  Interest Charges                                     410     16.0

  Net Income                                      $ (5 097)   (29.2)

  Firm Unit Sales BBTU                              (3 020)   (15.8)



      The following is a summary of unit sales for the periods indicated:


                    Unit Sales - In Billions of British Thermal Units (BBTU)

Three Months Ended                                         Off-       Quasi-
                        Total     Firm    Interruptible   System       Firm
  March 31, 1995        18 027    16 111      153          1 413       350
  March 31, 1994        19 178    19 131       47             -         -
<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    For the first three months of 1995, operating revenues decreased $27.6 million or 20.4% due primarily to a decrease in the cost of gas sold of $20.3 million and lower firm unit sales of 15.8% offset, in part, by higher interruptible and other sales and a higher level of conservation and load management (C&LM) costs of $562,000.

    Firm unit sales decreased 15.8% as all customer segments showed declines due to the extremely mild weather conditions experienced during the first quarter compared to a colder than normal period last year. Although interruptible sales increased during the first quarter of 1994, these sales had no effect on net income since the margin from these sales are flowed back to firm customers through the CGA. Off-system and quasi-firm sales continued to contribute to the Company's total sales but had no impact on net income. The margin from these sales was shared with one-half used to reduce the cost of gas to firm customers and the other deferred pending DPU approval of the Company's margin-sharing proposal that is expected to be filed later this year.

Operating Expenses

    For the first quarter of 1995, other operation and maintenance expenses increased by just $26,000 or less than 1% due to higher insurance and benefit costs ($663,000), higher C&LM costs ($562,000) and costs associated with the Company's Automated Meter Reading System ($301,000). These increases were almost entirely offset by continued cost-containment efforts, a lower provision for bad debts ($465,000) reflecting lower billed sales, a decline in amortization related to environmental costs ($314,000) and reduced labor costs ($112,000) reflecting a decline in the number of employees through attrition.

Depreciation and Taxes

    Depreciation increased by 7.8% due to higher levels of depreciable plant-in-service. The change in federal and state income taxes was attributable to the lower level of pretax income. The increase in local property taxes was due to higher tax rates and assessments in the Company's service territory.

Other Income and Interest Charges

    Other income decreased by $103,000 during the first three months of 1994 due primarily to the absence of interest related to a Massachusetts sales tax abatement received in the first quarter of last year and lower sales of design heating systems.

    Total interest charges increased $410,000 or 16% mainly due to higher interest expense on deferred gas costs offset, in part, by lower interest costs due to lower levels of short-term bank borrowings.
<PAGE 11>

                           COMMONWEALTH GAS COMPANY

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first quarter of 1995. For further information on these matters, refer to the Company's 1994 Annual Report on Form 10-K.
<PAGE 12>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1995.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended March 31, 1995.
<PAGE 13>

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


Date:  May 15, 1995