Form 10-Q
period 1995-06-30
COMMONWEALTH GAS CO
filed 1995-08-14
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

                                                    Outstanding at
           Class of Common Stock                    August 1, 1995
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)




                                                   June 30,     December 31,
                                                     1995           1994
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $338 640        $339 476
  Less -  Accumulated depreciation                   90 537          85 162
                                                    248 103         254 314
  Add  -  Construction work in progress               1 747             719
                                                    249 850         255 033

CURRENT ASSETS
  Cash                                                1 418           4 862
  Advances to affiliates                             29 150              -
  Accounts receivable                                26 011          33 252
  Unbilled revenues                                   2 517          20 892
  Inventories, at average cost                       17 947          25 754
  Prepaid taxes -
   Property                                              -            2 861
   Income                                                -              619
  Other                                               1 586           1 076
                                                     78 629          89 416

DEFERRED CHARGES
  Transition costs                                    7 205          19 201
  Other                                              16 577          17 155
                                                     23 782          36 356

                                                   $352 261        $380 805









                            See accompanying notes.

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                   June 30,     December 31,
                                                     1995           1994
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                  5 560           6 837
                                                    104 724         106 001
 Long-term debt, less current
   sinking fund requirements                         91 750          91 750
                                                    196 474         197 751
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                                -           24 950
   Advances from affiliates                              -           11 220
                                                         -           36 170
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliates                                       2 710           2 669
     Other                                           38 746          33 214
     Refundable gas costs                            29 685          27 832
   Accrued taxes -
     Income                                             910              -
     Local property and other                           711           3 317
   Other                                              6 859           6 928
                                                     83 271          77 610
                                                     83 271         113 780
 DEFERRED CREDITS
   Accumulated deferred income taxes                 34 710          32 699
   Unamortized investment tax credits and other      30 601          28 764
   Transition costs                                   7 205           7 811
                                                     72 516          69 274
COMMITMENTS AND CONTINGENCIES

                                                   $352 261        $380 805


                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                  Three Months Ended        Six Months Ended
                                    1995      1994          1995       1994
                                            (Dollars in Thousands)

GAS OPERATING REVENUES            $ 67 802  $ 63 581      $175 734  $199 139

OPERATING EXPENSES
 Cost of gas sold                   42 265    39 890        95 763   113 714
 Other operation and maintenance    21 489    22 680        45 054    46 219
 Depreciation                        1 423     1 566         5 822     5 647
 Taxes -
   Income                             (869)   (2 024)        6 934     9 173
   Local property                      936       937         3 389     3 047
   Payroll and other                   632       611         1 583     1 571
                                    65 876    63 660       158 545   179 371

OPERATING INCOME (LOSS)              1 926       (79)       17 189    19 768

OTHER INCOME (EXPENSE)                 355       (48)          408       108

INCOME (LOSS) BEFORE INTEREST
 CHARGES                             2 281      (127)       17 597    19 876

INTEREST CHARGES
 Long-term debt                      2 047     2 129         4 101     4 258
 Other interest charges              1 303       419         2 230       854
 Allowance for borrowed funds
   used during construction            (15)       (8)          (28)      (14)
                                     3 335     2 540         6 303     5 098

NET INCOME (LOSS)                   (1 054)   (2 667)       11 294    14 778

RETAINED EARNINGS -
 Beginning of period                14 185    19 285         6 837     7 840
 Dividends on common stock          (7 571)   (7 142)      (12 571)  (13 142)

RETAINED EARNINGS -
 End of period                    $  5 560  $  9 476      $  5 560  $  9 476








                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)




                                                       1995           1994
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                         $ 11 294       $ 14 778
 Effects of noncash items -
   Depreciation and amortization                       7 952          8 214
   Deferred income taxes and investment
     tax credits, net                                  1 576            (63)
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       42 154         44 637
 Transition costs, net                                11 390         (3 128)
 All other operating items                             6 259         (1 049)
Net cash provided by operating activities             80 625         63 389

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (6 150)        (8 303)
 Allowance for borrowed funds used
   during construction                                   (28)           (14)
 Advances to affiliates                              (29 150)            -
Net cash used for investing activities               (35 328)        (8 317)

FINANCING ACTIVITIES
 Payment of dividends                                (12 571)       (13 142)
 Payment of short-term borrowings                    (24 950)       (40 975)
 Payments to affiliates                              (11 220)          (860)
Net cash used for financing activities               (48 741)       (54 977)

Net increase (decrease) in cash                       (3 444)            95
Cash at beginning of period                            4 862          1 297
Cash at end of period                               $  1 418       $  1 392


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  5 469       $  4 893
   Income taxes                                     $  3 570       $  1 225






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

         The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at June 30, 1995 and December 31, 1994 were as follows:
                                                     June 30,       Dec. 31,
                                                       1995           1994
                                                     (Dollars in Thousands)

    Transition costs                                $ 7 205        $19 201
    Postretirement benefit costs including
      pensions                                        6 674          5 367
    Environmental costs                               2 537          2 346
      Total regulatory assets                       $16 416        $26 914

         The regulatory liabilities, included in deferred credits-other and principally related to income taxes, amounted to $9.8 million and $9.9 million at June 30, 1995 and December 31, 1994, respectively.

         Generally, expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Principal items of expense which are allocated other than on

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

    the basis of passage of time are depreciation and property taxes. These expenses are recorded for interim reporting purposes based upon projected gas revenue. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         The unaudited financial statements for the periods ended June 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.


(2) Commitments

         (a) Construction Program

         The Company is engaged in a continuous construction program present-ly estimated at $106.4 million for the five-year period 1995 through 1999. Approximately $21.2 million of that amount is estimated for 1995, the majority of which is scheduled to be expended in the second half of the year. As of June 30, 1995, the Company's construction expenditures amounted to approximately $6.2 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with proceeds from the issuance of long-term debt and equity securities.

         The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing delays, availabili-ty and cost of capital and environmental regulations.

         (b) FERC Order No. 636

         In May 1995, the DPU allowed the Company to accelerate recovery of its FERC Order No. 636 transition costs that were incurred to date.
    These costs had been deferred and accumulated as a regulatory asset and were being recovered through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. The costs are now being recovered through the CGA over a one-year period that began May 1, 1995. The accelerated recovery period was permitted by the DPU due to the minimal impact on customers' bills. Any further transition costs will be recovered by the Company through the CGA as incurred. At June 30, 1995, a regulatory asset totaling $7.2 million was reflected in deferred charges. In addition, a related liability of $7.2 million was reflected in deferred credits.

<PAGE 8>

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1995 and 1994 is shown below:
                                      Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                      1995 and 1994          1995 and 1994
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Gas Operating Revenues            $ 4 221      6.6 %     $(23 405)   (11.8)%

Operating Expenses -
 Cost of gas sold                   2 375      6.0        (17 951)   (15.8)
 Other operation and maintenance   (1 191)    (5.3)        (1 165)    (2.5)
 Depreciation                        (143)    (9.1)           175      3.1
 Taxes -
   Federal and state income         1 155     57.1         (2 239)   (24.4)
   Local property and other            20      1.3            354      7.7
                                    2 216      3.5        (20 826)   (11.6)

Operating Income                    2 005  2 538.0         (2 579)   (13.0)

Other Income                          403    839.6            300    277.8

Income Before Interest Charges      2 408  1 896.1         (2 279)   (11.5)

Interest Charges                      795     31.3          1 205     23.6

Net Income                        $ 1 613     60.5       $ (3 484)   (23.6)

Firm Unit Sales - BBTU                427      7.3         (2 545)   (10.2)


     The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)

                                                          Off-       Quasi-
                       Total      Firm   Interruptible   System       Firm
Three Months Ended
  June 30, 1995         8 179     6 254        438          967       520
  June 30, 1994         8 012     5 827      2 185           -         -

Six Months Ended
  June 30, 1995        26 206    22 365        591        2 380       870
  June 30, 1994        27 190    24 910      2 280           -         -

<PAGE 9>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the first six months of 1995 decreased $23.4 million or 11.8% due to a reduction in the cost of gas sold of $18 million and lower firm and interruptible unit sales offset, in part, by off-system and quasi-firm unit sales that began in 1994. During the current quarter, operating revenues increased by $4.2 million or 6.6% due primarily to a $2.4 million increase in the cost of gas sold, higher firm unit sales and off-system and quasi-firm sales, partially offset by a decline in interruptible sales.

    Firm unit sales decreased 10.2% in the first half of 1995 as sales to all customer classes were lower due to the mild weather experienced throughout the region in the first quarter compared to a colder than normal first quarter last year. Firm unit sales were 7.3% higher during the current quarter as heating degree days totaled 892 compared to 797 for the same period in 1994. Although interruptible sales declined significantly during both the first half and the second quarter of 1995, fluctuations in these sales have little, if any, impact on net income. Off-system and quasi-firm sales have contributed to the Company's total sales but, at this time, have no impact on net income. One-half of the margin realized on these sales is used to reduce the cost of gas to firm customers. The remaining half is deferred pending DPU approval of the Company's margin sharing proposal that is expected to be filed later this year.

Other Operation and Maintenance

    Other operation and maintenance declined for the first half of 1995 by $1.2 million or 2.5% mainly due to the Company's continuing cost-containment efforts, a lower provision for bad debts ($599,000), reflecting lower billed sales and improved collection experience, a reduction in engineering costs due to the timing of payments related to the Company's automated mapping system ($262,000) and a decline in distribution and customer service expenses due to fewer leak repair activities and a reduction in meter work ($479,000). These decreases were partially offset by higher costs associated with automated meter reading ($686,000), higher C&LM expenses ($315,000), an increase in labor costs ($335,000) and higher insurance and benefits expenses ($178,000). Other operation and maintenance decreased by $1.2 million or 5.3% during the current quarter due to continuing cost-containment efforts, lower insurance and benefits expenses ($485,000), a decline in the level of C&LM costs ($247,000), a lower provision for bad debts ($134,000) and a decline in distribution and customer service expenses ($108,000) offset, in part, by higher expenses associated with automated meter reading ($385,000) and increased labor costs ($447,000).

Depreciation and Taxes

    Depreciation expense increased during the current six-month period due to higher levels of depreciable plant-in-service. The change in federal and state income taxes in both periods reflects the level of pretax income. The increase in local property and other taxes for the current six-month period was due to higher rates and assessments.

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Other Income and Interest Charges

    The increase in other income for both periods was due primarily to interest income received by the Company in connection with its participation in the COM/Energy Money Pool. This was partially offset by lower merchandising and jobbing revenue.

    Total interest charges increased 31.3% and 23.6% during the current three and six-month periods due to higher interest on deferred gas costs offset somewhat by a decline in short-term interest charges reflecting a lower average level of short-term borrowings.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first six months of 1995. For further information on these matters, refer to the Company's 1994 Annual Report on Form 10-K.

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1995.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 1995.

<PAGE 12>

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


Date:  August 14, 1995