Form 10-Q
period 1995-09-30
COMMONWEALTH GAS CO
filed 1995-11-14
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1995
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)




                                                 September 30,  December 31,
                                                     1995           1994
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $342 603        $339 476
  Less -  Accumulated depreciation                   90 953          85 162
                                                    251 650         254 314
  Add  -  Construction work in progress               1 628             719
                                                    253 278         255 033

CURRENT ASSETS
  Cash                                                1 362           4 862
  Advances to affiliates                              5 320              -
  Accounts receivable                                12 580          33 352
  Unbilled revenues                                   3 632          20 892
  Inventories, at average cost                       23 119          25 754
  Prepaid taxes -
   Property                                           5 357           2 861
   Income                                             7 275             619
  Other                                               1 188           1 076
                                                     59 833          89 416

DEFERRED CHARGES
  Transition costs                                    6 616          19 201
  Other                                              17 595          17 155
                                                     24 211          36 356

                                                   $337 322        $380 805











<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                 September 30,  December 31,
                                                     1995           1994
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                    367           6 837
                                                     99 531         106 001
 Long-term debt, less current
   sinking fund requirements                         91 750          91 750
                                                    191 281         197 751
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                                -           24 950
   Advances from affiliates                              -           11 220
                                                         -           36 170
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliates                                       1 778           2 669
     Other                                           26 990          33 214
     Refundable gas costs                            27 870          27 832
     Accrued local property and other taxes           5 646           3 317
   Other                                              7 552           6 928
                                                     73 486          77 610
                                                     73 486         113 780
 DEFERRED CREDITS
   Accumulated deferred income taxes                 34 495          32 699
   Unamortized investment tax credits and other      31 444          28 764
   Transition costs                                   6 616           7 811
                                                     72 555          69 274
COMMITMENTS AND CONTINGENCIES

                                                   $337 322        $380 805


                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                    1995      1994          1995       1994
                                            (Dollars in Thousands)

GAS OPERATING REVENUES            $ 42 127  $ 46 979      $217 861  $246 118

OPERATING EXPENSES
 Cost of gas sold                   26 601    32 281       122 364   145 996
 Other operation and maintenance    19 582    20 664        64 636    66 883
 Depreciation                          978       930         6 800     6 577
 Taxes -
   Income                           (3 544)   (4 157)        3 390     5 016
   Local property                      572       508         3 961     3 555
   Payroll and other                   615       580         2 198     2 150
                                    44 804    50 806       203 349   230 177

OPERATING INCOME (LOSS)             (2 677)   (3 827)       14 512    15 941

OTHER INCOME                           519       296           927       404

INCOME (LOSS) BEFORE INTEREST
 CHARGES                            (2 158)   (3 531)       15 439    16 345

INTEREST CHARGES
 Long-term debt                      2 046     2 128         6 147     6 386
 Other interest charges              1 023       455         3 253     1 309
 Allowance for borrowed funds
   used during construction            (34)      (15)          (62)      (29)
                                     3 035     2 568         9 338     7 666

NET INCOME (LOSS)                   (5 193)   (6 099)        6 101     8 679

RETAINED EARNINGS -
 Beginning of period                 5 560     9 476         6 837     7 840
 Dividends on common stock              -     (1 429)      (12 571)  (14 571)

RETAINED EARNINGS -
 End of period                    $    367  $  1 948      $    367  $  1 948








                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)




                                                       1995           1994
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                         $  6 101       $  8 679
 Effects of noncash items -
   Depreciation and amortization                       9 242         10 599
   Deferred income taxes and investment
     tax credits, net                                  1 262          3 465
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       27 279         36 740
 Transition costs, net                                11 390         (4 524)
 All other operating items                             5 805         (7 990)
Net cash provided by operating activities             61 079         46 969

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                              (10 456)       (11 351)
 Allowance for borrowed funds used
   during construction                                   (62)           (29)
 Advances to affiliates                               (5 320)            -
Net cash used for investing activities               (15 838)       (11 380)

FINANCING ACTIVITIES
 Payment of dividends                                (12 571)       (14 571)
 Payment of short-term borrowings                    (24 950)       (31 425)
 Advances from (payments to) affiliates              (11 220)        10 275
Net cash used for financing activities               (48 741)       (35 721)

Net decrease in cash                                  (3 500)          (132)
Cash at beginning of period                            4 862          1 297
Cash at end of period                               $  1 362       $  1 165


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  7 847       $  6 657
   Income taxes                                     $  8 550       $  3 202






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

         The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. Similarly, the regulatory liabilities established by the Company are required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company will adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale and retail pricing in this industry. The principal regulatory assets included in deferred charges at September 30, 1995 and December 31, 1994 were as follows:
                                                September 30,  December 31,
                                                     1995          1994
                                                  (Dollars in Thousands)

    Transition costs                               $ 6 616        $19 201
    Postretirement benefit costs                     7 187          5 367
    Environmental costs                              2 537          2 346
      Total regulatory assets                      $16 340        $26 914

         The regulatory liabilities, included in deferred credits-other and principally related to income taxes, amounted to $9.7 million and $9.9 million at September 30, 1995 and December 31, 1994, respectively.

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

         The unaudited financial statements for the periods ended September 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.


(2) Commitments

         (a) Construction Program

         The Company is engaged in a continuous construction program present-ly estimated at $106.4 million for the five-year period 1995 through 1999. Approximately $21.2 million of that amount was estimated for 1995. As of September 30, 1995, the Company's construction expenditures amounted to approximately $10.5 million, including an allowance for funds used during construction. The latest estimate of expenditures for 1995 is approximately $17 million. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with proceeds from the issuance of long-term debt and equity securities.

         The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing delays, availabili-ty and cost of capital and environmental regulations.

         (b) FERC Order No. 636

         In May 1995, the DPU allowed the Company to accelerate recovery of its FERC Order No. 636 transition costs that were incurred to date. These costs had been deferred and accumulated as a regulatory asset and were being recovered through the cost of gas adjustment (CGA) over a four-year period that began in November 1993. The costs are now being recovered through the CGA over a one-year period that began May 1, 1995. The accelerated recovery period was permitted by the DPU due to the minimal impact on customers' bills. At September 30, 1995, a regulatory asset totaling $6.6 million was reflected in deferred charges. In addition, a related liability of $6.6 million was reflected in deferred credits. Any further transition costs will be recovered by the Company through the CGA as incurred.
<PAGE 8>

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1995 and 1994 and unit sales for these periods is shown below:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                      1995 and 1994          1995 and 1994
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Gas Operating Revenues            $(4 852)   (10.3)%     $(28 257)   (11.5)%

Operating Expenses -
 Cost of gas sold                  (5 680)   (17.6)       (23 632)   (16.2)
 Other operation and maintenance   (1 082)    (5.2)        (2 247)    (3.4)
 Depreciation                          48      5.2            223      3.4
 Taxes -
   Federal and state income           613     14.7         (1 626)   (32.4)
   Local property and other            99      9.1            454      8.0
                                   (6 002)   (11.8)       (26 828)   (11.7)

Operating Income                    1 150     30.0         (1 429)    (9.0)

Other Income                          223     75.3            523    129.5

Income Before Interest Charges      1 373     38.9           (906)    (5.5)

Interest Charges                      467     18.2          1 672     21.8

Net Income                        $   906     14.9       $ (2 578)   (29.7)

Firm Unit Sales - BBTU                181      5.6         (2 364)    (8.4)


     The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)

                                       Inter-     Off-     Quasi-     Trans-
                      Total    Firm    ruptible   System     Firm    portation
Three Months Ended
September 30, 1995    6 890    3 387       308      976      579       1 640
September 30, 1994    8 351    3 206     4 129       -        -        1 016

Nine Months Ended
September 30, 1995   36 678   25 752       899    3 356    1 449       5 222
September 30, 1994   36 878   28 116     6 766       -        -        1 996
<PAGE 9>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the current nine months decreased $28.3 million or 11.5% due to a reduction in the cost of gas sold of $23.6 million and lower interruptible unit sales offset, in part, by higher transportation volume and off-system and quasi-firm unit sales that began in 1994. During the current quarter, operating revenues decreased by $4.9 million or 10.3% due primarily to a $5.7 million decrease in the cost of gas sold and lower interruptible unit sales partially offset by higher transportation volume, off-system and quasi-firm sales and an increase in firm unit sales.

    Firm unit sales decreased 8.4% in the current nine-month period as sales to all customer classes reflect the mild weather conditions experienced throughout the region in the first quarter compared to a colder than normal first quarter last year. Firm unit sales were 5.6% higher during the current quarter as heating degree days totaled 249 compared to 207 for the same period in 1994. Although interruptible sales decreased dramatically during both periods, fluctuations in these sales have little, if any, impact on net income. Off-system and quasi-firm sales have contributed to the Company's total sales but, at this time, have no impact on net income. One-half of the margin realized on these sales is used to reduce the cost of gas to firm customers. The remaining half is being deferred pending DPU approval of the Company's margin sharing proposals that are expected to be filed later this year for quasi-firm sales and early next year for off-system sales.

Other Operation and Maintenance

    Other operation and maintenance decreased for the current nine months by $2.2 million or 3.4% due to a decline in distribution and customer service expenses mainly due to fewer leak repair activities and a reduction in meter work ($1.1 million), lower customer relations and customer contact expenses due primarily to workforce reductions resulting from the automation of meter reading ($746,000), a lower provision for bad debts reflecting the level of billed sales ($656,000), a decline in conservation and load management expenses (340,000), decreased engineering expenses due to lower environmental costs (262,000) and the Company's continuing cost-containment efforts. These decreases were partially offset by higher costs associated with the leasing of automated meter reading (AMR) equipment ($1.1 million), an increase in labor costs ($771,000) and higher insurance and benefits expenses ($215,000). Other operation and maintenance decreased by $1.1 million or 5.2% during the current quarter due primarily to a lower level of C&LM costs ($655,000), a decline in distribution and customer service expenses ($592,000) and lower customer relations and customer contact expenses ($221,000), offset, in part, by higher costs associated with the leasing of AMR equipment ($394,000) and increased labor costs ($436,000).

Depreciation and Taxes

    Depreciation expense increased during the current three and nine-month periods due to higher levels of depreciable plant-in-service. The change in federal and state income taxes in both periods reflects the level of pretax income. The increase in local property and other taxes for both periods was due to higher rates and assessments.
<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Other Income and Interest Charges

    The increase in other income for both periods was due primarily to interest income received by the Company in connection with its participation in the COM/Energy Money Pool. This was partially offset by lower merchandising and jobbing revenue.

    Total interest charges were 18.2% and 21.8% higher during the current three and nine-month periods due to an increase in interest on deferred gas costs offset somewhat by a decline in short-term interest charges reflecting a lower average level of short-term borrowings. The Company had no short-term borrowings throughout the entire third quarter.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the current nine-month period. For further information on these matters, refer to the Company's 1994 Annual Report on Form 10-K.

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         Effective October 1, 1995, John A. Whalen, formerly the Company's Comptroller, was appointed Vice President and General Manager of COM/Energy Services Company, an affiliate of the Company. James D. Rappoli, the Company's Financial Vice President and Treasurer, assumed Mr. Whalen's former duties as Comptroller.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1995.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1995.
<PAGE 12>

                           COMMONWEALTH GAS COMPANY

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMONWEALTH GAS COMPANY
                                                (Registrant)


                                          Principal Financial and
                                          Accounting Officer:



                                          JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer
Date:  November 13, 1995