Form 10-K
period 1995-12-31
COMMONWEALTH GAS CO
filed 1996-03-29
CIK 22620

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

     For the fiscal year ended December 31, 1995

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

                                               Outstanding at
           Class of Common Stock               March 15, 1996
        Common Stock, $25 par value           2,857,000 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 34 of this report.

<PAGE 2>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1995

                               TABLE OF CONTENTS


                                    PART I
                                                                     PAGE

Item  1.    Business........................................          3

              General.......................................          3
              Gas Supply
                General.....................................          3
                Hopkinton LNG Facility......................          4
              Rates and Regulation..........................          5
              Competition...................................          7
              Environmental Matters.........................          8
              Construction and Financing....................          8
              Employees.....................................          9

Item  2.    Properties......................................          9

Item  3.    Legal Proceedings...............................          9


                                    PART II

Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................         10

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................         11

Item  8.    Financial Statements and Supplementary Data.....         14

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............         14


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................         34


Signatures..................................................         43

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                                    PART I.

Item 1.     Business

      General

      Commonwealth Gas Company (the Company) is engaged in the distribution and sale of natural gas at retail to approximately 233,000 customers in a 1,067 square mile area which includes 49 communities in eastern, southeastern and central Massachusetts. The approximate year-round population of this service area is 1,128,000.

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

      Of the Company's 1995 firm gas unit sales, 55.5% was sold to residential customers, 27.8% to commercial customers, 11.6% to industrial customers and 5.1% to other customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain industrial customers with dual-fuel capability can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice or at contractually scheduled times.

      Gas Supply

      (a)  General

      In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (Order 636) which became effective on November 1, 1993. The order required interstate pipelines to unbundle existing gas sales contracts into separate components (gas sales, transportation and storage services) and to provide transportation services that allow customers to receive the same level and quality of service they had with the previous bundled contracts. Prior to the implementation of Order 636 the Company purchased the majority of its gas supplies from either Tennessee Gas Pipeline Company (Tennessee) or Algonquin Gas Transmission Company (Algonquin), supplemented with third-party

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

firm gas purchases, storage services and firm transportation from various pipelines. Presently, the Company purchases only transportation, storage and balancing services from these pipelines (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms ranging from less than one year to three or more years. The vendors vary from small independent marketers to major gas and oil companies. Further information concerning Order 636 is contained in Note 6(c) of the Notes to Financial Statements filed under Item 8 of this report.

      In addition to firm transportation and gas supplies mentioned above, the Company utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season. During 1995, over 99% of the gas utilized by the Company was delivered by the interstate pipeline system. The remaining small quantity (approximately 150,000 MMBTU) was delivered as LNG from Distrigas of Massachusetts.

      The Company entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. The DPU approved the ANE gas supply contract in November 1995. The Company should complete assumption of these contracts during the first half of 1996 upon final execution of all pertinent agreements and contracts.

      The Company began transporting gas on its distribution system in 1990 for end-users. There are currently thirty-four customers using this transportation service, accounting for 6,791 BBTU of throughput in 1995 which represented approximately 12.9% of system throughput.

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

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

storage. As the need arises, LNG is vaporized and placed in the distribution system of the Company.

      Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, the Company believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

      Rates and Regulation

      (a)   Automatic Adjustment Clauses

      The Company has a Standard Seasonal Cost of Gas Adjustment rate schedule
(CGA) which provides for the recovery, from firm customers, of purchased gas and conservation and load management costs not recovered through base rates. These schedules, which require DPU approval, are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to interruptible and other non-firm sales. Actual gas costs are reconciled annually as of October 31, and any difference is included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

      The DPU and the Massachusetts Energy Facilities Siting Council (the Council) were merged in 1992. The Council is now a division of the DPU. Periodically, the Company is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the Council. To approve a long-range forecast, the Council must find, among other things, that the Company's plans for construction of new gas manufacturing or storage facilities and certain high-pressure gas pipelines are consistent with current health, environmental protection, resource use and development policies as adopted by the Commonwealth of Massachusetts. The Company filed a long-range forecast with the Council on July 20, 1990 and updated aspects of the filing in March 1991. This forecast was combined with the DPU review of the ANE contract. Both issues were approved by the DPU in November 1995.

      (b) Gas Demand and Transition Costs

      The Company is obligated, as part of its pipeline transportation contracts, storage contracts and gas purchase contracts, to pay monthly demand charges which are recovered from customers through the CGA.

      As a direct result of implementation of Order 636, most pipeline companies are incurring transition costs which include the cost of restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs. For additional information on these transition costs refer to Note 6(c) of Notes to Financial Statements filed under Item 8 of this report.

      The Company is collecting all contract restructuring costs from its customers through the CGA as permitted by the DPU.

<PAGE 6>

                           COMMONWEALTH GAS COMPANY

      (c) Regulatory Matters

      In May 1994, the Company requested the DPU to change the back-up service charges under its firm transportation rate. Back-up charges result when the Company sells gas from its system supplies to a customer whose off-system gas supply has failed or is temporarily unavailable for reasons beyond the customer's control. The change involved an upward indexing of backup charges based on changes in the gas supply demand costs occasioned by Order 636. On December 22, 1994, the DPU approved the Company's requested change effective January 1, 1995. This change, which has no effect on revenue, results in a more equitable recovery of pipeline capacity costs between Commonwealth Gas' total requirements and transportation customers.

      (d) Quasi-firm and Off-system Gas Sales Services

      In late August 1994, the Company received regulatory approval for a new quasi-firm sales service, designed for customers with dual-fuel capability, that provides a level of service between full firm and interruptible. In exchange for prices lower than full firm service, quasi-firm customers receive interruptible service in peak demand months and firm service in off-peak months. The Company sold 1,906 BBTU of gas to quasi-firm customers in 1995. Also in 1995, the Company was able to maximize the use of its gas supply portfolio through off-system sales and capacity release. In 1995, 4,043 BBTU of gas was sold in the off-system market and 10,352 BBTU of pipeline capacity was released. These efforts helped to reduce the cost of gas to the Company's firm customers while allowing more flexibility in supply management and pricing options.

      A portion of the margins realized on quasi-firm and off-system sales (approximately $2 million as of December 31, 1995) is currently being deferred pending a ruling on a margin-sharing proposal filed with the DPU in December 1995 for quasi-firm sales. A similar filing is expected to be filed for off-system sales in 1996. Both quasi-firm and off-system sales allow the Company to more efficiently utilize its gas distribution system and enable fixed costs to be spread over larger volumes of throughput. This results in a lower cost of gas for firm customers helping the Company to remain as competitive as possible in its traditional core market.

      (e) Conservation and Load Management Program

      The Company offers conservation measures to its residential and multi-family customers through programs approved by the DPU in June 1992. The Company recovers the costs of these programs via separately stated Conservation Charge (CC) decimals. The programs have been extended through subsequent DPU approvals, the most noteworthy being the settlement agreement approved on November 23, 1994 which enabled the Company to recover "lost margins" from customers effective January 1995. Specifically, the settlement allows the Company to remain whole while it offers programs that reduce sales, by recovering through the CC decimal the portion of the lost margins revenue associated with all saved therms resulting from conservation program installations. As a result, the Company collected $1.4 million in lost margins during 1995, and has obtained approval to collect $2.1 million in lost margins during 1996.

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

      (f) Potential Impact of Regulatory Restructuring

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. These regulatory assets amounted to $22 million (5.9% of total assets) as of December 31, 1995. Similarly, the regulatory liability established by the Company is required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted on January 1, 1996, will have a material impact on its financial position or results of operations.

      Competition

      The Company faces competition from suppliers of fuel oil, propane and electricity and also, for large commercial and industrial customers, from other suppliers of natural gas. The Company is continuously developing and implementing strategies to deal with the increasingly competitive environment. Innovative pricing mechanisms have been developed and will continue to be developed to retain existing customers, add new retail and wholesale customers and expand beyond current markets. Aggressive marketing efforts have increased our residential heating customer base by more than 1,500 during 1995. In addition, there are vast opportunities in natural gas engine-driven cooling systems and absorption chillers which are being actively and successfully pursued by the Company and will add desirable off-peak summer load. The Company has also expanded existing services such as the merchandising of water-heaters and heating systems.

      FERC Order 636 marked the beginning of the deregulation and restructuring of the natural gas industry. In addition to opening up customer markets to competition, the regulations shifted many supply-related responsibilities to local distribution companies including direct gas purchases from suppliers, pipelines and producers, transportation services and storage services. The Company has developed a gas control and information system that has very sophisticated purchasing and tracking systems. This ability, coupled with aggressive planning and procurement strategies, will help to secure the Company's existing market share and permit the expansion of core and non-core supply capabilities.

      The Company's substantial LNG and storage capabilities provide it with the reliability needed during the coldest winter days and the flexibility to sell capacity when supply and pricing conditions are favorable. Through expanding non-firm and transportation sales, the Company has been able to maximize the use of its gas supply and transportation system resulting in a lower cost of gas for firm customers helping the Company to remain competitive in its traditional markets.

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

      The Company continues to reduce costs and improve service through state-of-the-art technology. Some of the examples of cost-effective technology presently in use include: (1) Automated Meter Reading (AMR) which has dramatically lowered meter reading costs, improved the rate at which meters are read, and enhanced customer convenience. To date, 80% of the Company's meters are equipped with AMR technology and the read rate has improved to nearly 100%; (2) a new trenchless technology that enables the Company to maintain or upgrade its distribution system with a minimum of cost and disturbance with a device known as a "bullet" that allows the replacement of old gas lines with polyethylene pipe, eliminating the need for costly and time-consuming street excavations; and (3) the use of a miniature camera that inspects the inside walls of low pressure mains without interrupting service to customers and replaces the more traditional method which involved costly digging and manual inspection to find problem areas.

      Environmental Matters

      The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions.

      The costs associated with the assessment and clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order over a seven-year amortization period without carrying costs. The Company has recorded a $2.6 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with assessment and remediation activities identified to this point. The Company has also recorded a regulatory asset in anticipation of recovery of these costs. The Company is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

      The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. In 1994 the Company recorded an estimated liability (and a charge to operations) of $500,000 to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. As noted above, the Company is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of the Company's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse impact on the Company's results of operations or financial position.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 6(a) of the Notes to Financial Statements filed under
Item 8 of this report.

<PAGE 9>

                           COMMONWEALTH GAS COMPANY

      Employees

      The Company has 699 regular employees which is 3.3% lower than last year's level. Approximately 64% of these employees are represented by three collective bargaining units with agreements in effect through March 31, 1996, June 30, 1996 and September 18, 1998. Employee relations have generally been satisfactory.

Item 2.     Properties

      The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1995, the gas system included 2,778 miles of gas distribution lines, 164,697 services and 240,948 customer meters together with the necessary measuring and regulating equipment.

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

<PAGE 10>

                           COMMONWEALTH GAS COMPANY


                                    PART II.


Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters

      (a)   Principal Market

            Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

      (b)   Number of Shareholders at December 31, 1995

            One

      (c)   Frequency and Amount of Dividends Declared in 1995 and 1994

                       1995                               1994
                                Per Share                           Per Share
            Declaration Date      Amount     Declaration Date         Amount

            January 25, 1995      $1.75      January 24, 1994         $2.10
            April 21, 1995         2.65      April 21, 1994            2.50
                                  $4.40      July 15, 1994              .50
                                                                      $5.10

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 11>

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

      A summary of the period to period changes in the principal items included in the accompanying statements of income for the years ended December 31, 1995 and 1994 and unit sales for these periods is shown below:


                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1995 and 1994          1994 and 1993
                                              Increase (Decrease)
                                             (Dollars in Thousands)

Gas Operating Revenues            $(16 804)    (5.2)%     $21 597       7.1 %

Operating Expenses -
  Cost of gas sold                 (19 657)   (10.4)       21 162      12.6
  Other operation
    and maintenance                 (2 756)    (3.1)        2 745       3.3
  Depreciation                          97      1.0           620       6.9
  Taxes -
    Federal and state income         1 686     21.1        (1 860)    (18.9)
    Local property                     462      8.7           471       9.7
    Payroll and other                  103      3.8           (64)     (2.3)
                                   (20 065)    (6.6)       23 074       8.3

Operating Income                     3 261     13.8        (1 477)     (5.9)

Other Income                           812    192.9          (216)    (33.9)

Income Before Interest Charges       4 073     16.9        (1 693)     (6.6)

Interest Charges                     1 412     13.4         1 038      10.9

Net Income                         $ 2 661     19.6       $(2 731)    (16.8)



Unit Sales (BBTU)

  Firm                                 (81)    (0.2) %       (680)     (1.7)%
  Interruptible                     (1 437)   (52.0)          302      12.3
  Off-system                        (2 358)   (36.8)        6 401       -
  Quasi-firm                         1 419    291.4           487       -
                                    (2 457)    (5.1)        6 510      15.6

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

The following is a summary of unit sales, transportation volume and customers for the periods indicated:
                                              Years Ended December 31,
                                            1995        1994        1993

Unit Sales (BBTU):
  Residential                              21 336      21 515      22 252
  Commercial                               10 710      10 728      10 931
  Industrial                                4 445       4 401       4 205
  Other                                     1 967       1 895       1 831
    Total firm                             38 458      38 539      39 219
  Off-System                                4 043       6 401         -
  Quasi-Firm                                1 906         487         -
  Interruptible                             1 324       2 761       2 459
    Total sales                            45 731      48 188      41 678
  Transportation                            6 791       3 003       3 171
    Total                                  52 522      51 191      44 849

Customers at End of Period:
  Residential                             212 329     211 075     211 877
  Commercial                               18 761      18 466      18 323
  Industrial                                  933         928         920
  Other                                     1 168       1 140       1 093
    Total                                 233 191     231 609     232 213

Operating Revenues, Cost of Gas Sold and Unit Sales

      In 1995, operating revenues decreased by $16.8 million or 5.2% mainly due to a decrease in the cost of gas sold ($19.7 million), lower conservation and load management (C&LM) costs ($910,000) and a decrease in unit sales. Partially offsetting these decreases were higher transportation revenues ($2.3 million). In 1994, operating revenues increased by $21.6 million or 7.1% mainly due to a $21 million increase in the cost of gas sold, revenues associated with off-system and quasi-firm sales, which were non-existent in 1993, and higher transportation revenues ($478,000). Also contributing to the increase were higher C&LM costs ($2.6 million). Partially offsetting these increases was a decrease in firm unit sales of 1.7%.

      The cost of gas sold in 1995 and 1994 reflects prices and sales levels as well as the amortization of Order 636 transition costs ($1.3 million in 1995, $3.6 million in 1994 and $396,000 in 1993) and refunds received from gas suppliers ($9.1 million in 1995, $6.1 million in 1994 and $7 million in 1993).

      Despite extremely mild weather conditions experienced throughout the region during the first quarter of 1995, a very cold fourth quarter left unit sales virtually unchanged for the year. Firm unit sales decreased by 1.7% in 1994 due to the unseasonably warm weather conditions experienced throughout the region in the fourth quarter. This more than offset a 5.4% increase in the first quarter of 1994 resulting from the colder than normal weather. Interruptible sales decreased by 52% in 1995 and increased by approximately 12% in 1994 reflecting the competitive market conditions for energy resources that exists today as well as the conversion of interruptible sales to quasi-firm. Interruptible sales have no impact on net income since all of the margins from these sales are flowed back to firm customers through the CGA.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

      Off-system sales and quasi-firm sales fluctuated but are expected to continue as important elements of the Company's total gas service options.
The Company anticipates that the aforementioned margin-sharing proposal for these sales will have a positive impact on earnings while continuing to reduce the cost of gas to firm customers.

      The customer level increased slightly in 1995 mainly due to new home construction and conversion activity and was virtually unchanged in 1994.

Other Operating Expenses

      In 1995, other operation and maintenance decreased by $2.8 million or 3.1% mainly due to lower C&LM costs ($910,000), lower distribution expenses due to fewer leak repair activities ($699,000), a decreased provision for bad debts ($640,000), lower insurance and employee benefit costs ($471,000) and decreased engineering expenses ($392,000). Also contributing to the decrease was net savings in several areas resulting primarily from the implementation of automated meter reading (AMR) ($100,000). These decreases were partially offset by increased labor costs ($1.2 million).

      Other operation and maintenance increased by approximately 3.3%, or $2.7 million, in 1994 due mainly to higher C&LM charges ($2.6 million) and higher insurance and employee benefit costs ($821,000). These increases were offset, in part, by a decline in the cost of services rendered by affiliate COM/Energy Services Company attributable to a second quarter 1993 work force reduction and a 2% ($683,000) decline in payroll costs reflecting a lower work force level achieved through attrition and reduced overtime.

Depreciation and Taxes

      The increase in depreciation expense in both 1995 and 1994 resulted from higher levels of depreciable plant-in-service.

      The increase in federal and state income taxes in 1995 and the decrease in 1994 was due to the respective levels of pretax income. The change in payroll and other taxes in both periods reflects the level of payroll costs in each period. The increase in local property taxes during both 1995 and 1994 was due to higher tax rates and assessments in the Company's service territory.

Other Income and Interest Charges

      In 1995, other income increased by $812,000 due primarily to interest income received by the Company in connection with its participation in the COM/Energy Money Pool. Other income decreased by $216,000 in 1994 due primarily to the absence of a litigation settlement received in 1993 ($193,000) and lower sales of design heating systems offset, in part, by interest related to a Massachusetts sales tax abatement ($58,000).

      Total interest charges increased by $1.4 million in 1995 mainly due to higher interest on deferred gas costs partially offset by a decrease in short-term interest charges reflecting lower levels of debt.

<PAGE 14>

                           COMMONWEALTH GAS COMPANY

      Total interest charges increased by more than $1 million in 1994 mainly due to the issuance of $35 million in new long-term debt in December 1993 and, to a lesser extent, higher interest rates and interest to be refunded to the Company's customers in connection with the aforementioned sales tax abatement. These increases were partially offset by a lower average level of short-term borrowings.

Item 8. Financial Statements and Supplementary Data

        The Company's financial statements required by this item are filed herewith on pages 15 through 33 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

<PAGE 15>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1995

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
  of Commonwealth Gas Company:

        We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting prin-ciples.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 16, 1996.

<PAGE 16>

                           COMMONWEALTH GAS COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1995 and 1994

      Statements of Income for the Years Ended December 31, 1995, 1994 and
      1993

      Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993

      Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

      Notes to Financial Statements


                                   PART IV.


SCHEDULE

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

<PAGE 17>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                                    ASSETS



                                                          1995        1994
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $348 284   $339 476
  Less - Accumulated depreciation                         92 881     85 162
                                                         255 403    254 314
  Add - Construction work in progress                        738        719
                                                         256 141    255 033

CURRENT ASSETS
  Cash                                                     2 113      4 862
  Accounts receivable -
    Affiliated companies                                     188        462
    Customers, less reserves of $2,691,000 in 1995
      and $2,827,000 in 1994                              40 317     32 890
  Unbilled revenues                                       22 850     20 892
  Inventories, at average cost -
    Natural gas                                           17 339     24 161
    Materials and supplies                                 1 286      1 593
  Prepaid taxes -
    Property                                               3 094      2 861
    Income                                                   384        619
  Other                                                    1 138      1 076
                                                          88 709     89 416

DEFERRED CHARGES
  Order 636 transition costs                              11 711     19 201
  Other                                                   18 054     17 155
                                                          29 765     36 356

                                                        $374 615   $380 805















  The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                        CAPITALIZATION AND LIABILITIES

                                                        1995          1994
                                                     (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned
        by Commonwealth Energy
        System (Parent)                              $ 71 425      $ 71 425
    Amounts paid in excess of par value                27 739        27 739
    Retained earnings                                  10 495         6 837
                                                      109 659       106 001
  Long-term debt, less maturing issues and
    current sinking fund requirements                  78 100        91 750
                                                      187 759       197 751

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             12 200        24 950
    Advances from affiliates                            1 850        11 220
    Maturing long-term debt                            10 000            -
                                                       24 050        36 170

  Other Current Liabilities -
    Current sinking fund requirements                   3 650         3 650
    Accounts payable -
      Affiliated companies                              2 229         2 669
      Other                                            37 471        33 214
      Refundable gas costs                             33 034        27 832
    Customer deposits                                   1 354         1 433
    Accrued local property and other taxes              3 435         3 317
    Accrued interest                                    1 938           749
    Other                                               3 535         4 746
                                                       86 646        77 610
                                                      110 696       113 780
DEFERRED CREDITS
  Accumulated deferred income taxes                    35 586        32 699
  Unamortized investment tax credits                    5 862         6 065
  Order 636 transition costs                           11 711         7 811
  Other                                                23 001        22 699
                                                       76 160        69 274
COMMITMENTS AND CONTINGENCIES
                                                     $374 615      $380 805







  The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                           COMMONWEALTH GAS COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                1995       1994        1993
                                                    (Dollars in Thousands)

  GAS OPERATING REVENUES                     $308 922    $325 726   $304 129

  OPERATING EXPENSES
    Cost of gas sold                          169 112     188 769    167 607
    Other operation                            72 138      74 636     71 776
    Maintenance                                11 577      11 809     11 929
    Depreciation                                9 656       9 559      8 939
    Amortization                                1 212       1 238      1 233
    Taxes -
      Income                                    9 669       7 983      9 843
      Local property                            5 798       5 336      4 865
      Payroll and other                         2 818       2 715      2 779
                                              281 980     302 045    278 971

  OPERATING INCOME                             26 942      23 681     25 158

  OTHER INCOME                                  1 233         421        637

  INCOME BEFORE INTEREST CHARGES               28 175      24 102     25 795

  INTEREST CHARGES
    Long-term debt                              8 174       8 488      6 345
    Other interest charges                      3 827       2 073      3 170
    Allowance for borrowed funds used
      during construction                         (55)        (27)       (19)
                                               11 946      10 534      9 496

  NET INCOME                                 $ 16 229    $ 13 568   $ 16 299


















  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                           COMMONWEALTH GAS COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                               1995       1994       1993
                                                  (Dollars in Thousands)

  Balance at beginning of year               $ 6 837     $ 7 840   $ 6 994

  Add (Deduct):
    Net income                                16 229      13 568    16 299
    Cash dividends on common stock           (12 571)    (14 571)  (15 453)

  Balance at end of year                     $10 495     $ 6 837   $ 7 840






































  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                           COMMONWEALTH GAS COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995      1994      1993
                                                    (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                     $16 229    $13 568  $16 299
  Effects of noncash items -
    Depreciation and amortization                 12 983     15 159   11 363
    Deferred income taxes                         (4 026)     3 883    8 018
    Investment tax credits                          (203)      (205)    (210)
  Change in working capital exclusive
      of cash and interim financing -
    Accounts receivable and unbilled
      revenues                                    (9 111)     8 063   (4 714)
    Prepaid income taxes                             235      1 193    4 878
    Local property and other taxes, net             (115)       145       57
    Accounts payable and other                    15 985     17 925   (6 873)
  Deferred postretirement benefit costs           (2 376)    (2 306)  (3 062)
  Transition costs, net                           11 390     (2 585)  (8 805)
  All other operating items                       10 908     (7 393)  (9 065)
Net cash provided by operating activities         51 899     47 447    7 886

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)               (16 252)   (17 994) (23 272)
  Allowance for borrowed funds used
    during construction                              (55)       (27)     (19)
Net cash used for investing activities           (16 307)   (18 021) (23 291)

FINANCING ACTIVITIES
  Sale of common stock to Parent                      -          -    18 000
  Payment of dividends                           (12 571)   (14 571) (15 453)
  Payment of short-term borrowings               (12 750)   (16 025) (11 500)
  Proceeds from (payment of) affiliate
     borrowings                                   (9 370)     8 385   (5 705)
  Retirement of long-term debt
    through sinking funds                         (3 650)    (3 650)  (3 650)
  Long-term debt issue                                -          -    35 000
Net cash provided by (used for)
  financing activities                           (38 341)   (25 861)  16 692

Net increase (decrease) in cash                   (2 749)     3 565    1 287
Cash at beginning of period                        4 862      1 297       10
Cash at end of period                            $ 2 113    $ 4 862  $ 1 297

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)        $11 035    $ 9 799  $ 8 797
    Income taxes                                 $ 8 118    $ 4 636  $ 3 133

  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                           COMMONWEALTH GAS COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and, together with its subsidiaries, is referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

    The Company is engaged in the distribution and sale of natural gas at retail to approximately 233,000 customers in a 1,067 square-mile area which includes 49 communities in eastern, southeastern and central Massachusetts including New Bedford, Cambridge, Plymouth and Worcester. The approximate year-round population of this service area is 1,128,000.

    The Company has 699 regular employees including 447 (64%) who are repre-sented by three collective bargaining units. Agreements with two units representing approximately 63% of regular employees are scheduled to expire in 1996. Employee relations have generally been satisfactory.

(2) Significant Accounting Policies

  (a) Principles of Accounting

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

  (b) Regulatory Assets and Liabilities

    The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Public Utilities (DPU).

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Similarly, the regulatory liability established by the Company is required to be refunded to customers over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted on

<PAGE 23>

                           COMMONWEALTH GAS COMPANY

 January 1, 1996, will have a material impact on its financial position or results of operations.

    The principal regulatory assets included in deferred charges at
 December 31, 1995 and 1994 were as follows:
                                                         1995        1994
                                                      (Dollars in Thousands)

      Transition costs                                $11 711      $19 201
      Postretirement benefit costs including
        pensions                                        7 744        5 367
      Environmental costs                               2 551        2 346
        Total regulatory assets                       $22 006      $26 914

      The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.6 million and $9.9 million at December 31, 1995 and 1994, respectively.

 (c) Transactions with Affiliates

      Operating revenues include sales of gas to affiliate Cambridge Electric Light Company as follows:
                                         (Dollars in Thousands)
                                       1995      1994        1993

        Cost                           $  289    $1 493     $1 311
        Margin                             64       220         76
        Total                          $  353    $1 713     $1 387

      The margin realized on these sales is credited to firm customers through the Cost of Gas Adjustment (CGA).

      Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that amounted to $9,988,000, $10,126,000 and $9,587,000 in 1995, 1994 and 1993,
 respectively. Transactions with system companies are subject to review by the DPU.

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

      The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues. However, as of December 31, 1995 and 1994, the Company had overcollected $33,034,000 and $27,832,000, respectively, which is reflected as a liability in the

<PAGE 24>

                           COMMONWEALTH GAS COMPANY

 accompanying balance sheets. These overcollected amounts, which include interest, are returned to customers in subsequent months.

 (e) Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 2.90% in 1995, 2.98% in 1994 and 2.95% in 1993.

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

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6.50% in 1995, 4.75% in 1994 and 3.50% in 1993.

(3)  Income Taxes

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

<PAGE 25>

                           COMMONWEALTH GAS COMPANY

      The following is a summary of the provisions for income taxes for the years ended December 31, 1995, 1994 and 1993:

                                                1995      1994      1993
                                                (Dollars in Thousands)
      Federal -
        Current                               $11 602    $3 585    $1 619
        Deferred                               (3 155)    3 405     6 956
        Investment tax credits                   (203)     (205)     (210)
                                                8 244     6 785     8 365

      State -
        Current                                 2 296       720       416
        Deferred                                 (618)      667     1 278
                                                1 678     1 387     1 694
                                                9 922     8 172    10 059
      Amortization of regulatory liability
       relating to deferred income taxes         (253)     (189)     (216)

      Total federal and state
        income taxes                          $ 9 669   $ 7 983   $ 9 843

      Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      Accumulated deferred income taxes consisted of the following in 1995 and 1994:
                                                    1995      1994
                                                (Dollars in Thousands)
      Liabilities
        Property-related                          $42 361    $39 768
        Transition costs, net                         -        4 094
        Postretirement benefits plan                2 933      2 101
        All other                                   1 734      3 075
                                                   47 028     49 038

      Assets
        Investment tax credit                       3 783      3 914
        Pension plan                                3 099      2 739
        Regulatory liability                        2 992      3 155
        Inventory repricing                         4 047      4 285
        All other                                   3 707      2 828
                                                   17 628     16 921
      Accumulated deferred income taxes, net      $29 400    $32 117

      The net year-end deferred income tax liability above is net of current deferred tax assets of $6,186,000 in 1995 and $582,000 in 1994 which are included in other deferred charges in the accompanying balance sheets.

<PAGE 26>

                           COMMONWEALTH GAS COMPANY

      The total income tax provision set forth on the previous page represents 37% in 1995, 37% in 1994 and 38% in 1993 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                    1995      1994      1993

 Federal statutory rate                              35%       35%       35%

 Federal income tax expense at statutory levels    $9 064    $7 543   $9 150
 Increase (Decrease) from statutory rate:
   State tax net of federal tax benefit             1 091       902    1 101
   Amortization of investment tax credits            (203)     (205)    (210)
   Amortization of excess deferred reserves          (253)     (189)    (216)
   Other                                              (30)      (68)      18
                                                   $9 669    $7 983  $ 9 843

 Effective federal tax rate                          37%       37%      38%

(4)  Long-Term Debt and Interim Financing

 (a) Long-Term Debt

      Long-term debt outstanding, exclusive of current maturities and current sinking fund requirements, collateralized by substantially all of the Company's property, is as follows:

                                          Original    Balance December 31,
                                           Issue        1995        1994
                                              (Dollars in Thousands)
      First Mortgage Bonds -
        8.99%,  Series H, due 1996         $10 000     $   -       $10 000
        8.99%,  Series I, due 2001          40 000      18 100      21 750
        9.95%,  Series J, due 2020          25 000      25 000      25 000
        7.11%,  Series K, due 2033          35 000      35 000      35 000
                                                       $78 100     $91 750

      Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund requirements under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1995 are as follows:

                     Sinking Fund      Maturing Debt
          Year       Requirements         Issues          Total
                             (Dollars in Thousands)

          1996          $3 650           $10 000         $13 650
          1997           3 650               -             3 650
          1998           3 650               -             3 650
          1999           3 650               -             3 650
          2000           3 650               -             3 650

<PAGE 27>

                           COMMONWEALTH GAS COMPANY

 (b) Notes Payable to Banks

      The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs, on a short-term basis, and for other corporate purposes. As of December 31, 1995, system companies had $80 million of committed lines that will expire at varying intervals in 1996. These lines are normally renewed upon expiration and require annual fees up to .1875% of the individual line. At December 31, 1995, the uncommitted lines of credit totaled $70 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 6.1% and 4.4% in 1995 and 1994, respectively. The Company's notes payable to banks totaled $12,200,000 and $24,950,000 at December 31, 1995 and 1994, respectively.

 (c) Advances from Affiliates

      The Company had short-term notes payable to the System totaling $1,425,000 and $2,935,000 at December 31, 1995 and 1994, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. This rate averaged 8.8% and 7.3% in 1995 and 1994, respectively.

      The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.8% and 4.3% in 1995 and 1994, respectively. The Company had borrowings from the Pool of $425,000 and $8,285,000 at December 31, 1995 and 1994, respectively.

 (d) Disclosures about Fair Value of Financial Instruments

      The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1995 and 1994 are as follows:

                                  1995                  1994
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

      Long-Term Debt        $91 750  $103 055      $95 400  $ 93 134

      The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

<PAGE 28>

                           COMMONWEALTH GAS COMPANY

      The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(5)  Employee Benefit Plans

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

      Components of pension expense and related assumptions to develop pension expense were as follows:
                                                 1995       1994       1993
                                                  (Dollars in Thousands)

      Service cost                            $  1 912   $  2 278   $  1 904
      Interest cost                              7 094      6 378      6 037
      Return on plan assets - (gain)/loss      (18 598)     1 345    (10 821)
      Net amortization and deferral             12 909     (6 297)     6 317
      Total pension expense                      3 317      3 704      3 437
      Transfers from affiliated
        companies, net                             463        478        453
      Less: Amounts capitalized
            and deferred                           342        336        328
      Net pension expense                     $  3 438   $  3 846   $  3 562


 Discount rate                                   8.50%      7.25%      8.50%
 Assumed rate of return                          9.00       8.50       8.50
 Rate of increase in future compensation         5.00       4.50       5.50

<PAGE 29>

                           COMMONWEALTH GAS COMPANY

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                  1995         1994
                                                (Dollars in Thousands)
      Accumulated benefit obligation:
        Vested                                  $(71 818)    $(58 636)
        Nonvested                                 (7 805)      (6 767)
                                                $(79 623)    $(65 403)

      Projected benefit obligation              $(96 032)    $(81 747)
      Plan assets at fair market value            91 168       75 568
      Projected benefit obligation
        greater than plan assets                  (4 864)      (6 179)
      Unamortized transition obligation            3 717        4 336
      Unrecognized prior service cost              5 327        5 830
      Unrecognized gain                          (10 685)      (9 934)
      Accrued pension liability                 $ (6 505)    $ (5 947)

      The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                    1995         1994

      Discount rate                                 7.25%        8.50%
      Rate of increase in future compensation       4.25         5.00

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

 (b)  Other Postretirement Benefits

      Historically, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more, provided, however, that such service was performed for the Company or a subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits. Certain bargaining employees are also participating under these new eligibility requirements.

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) as of January 1, 1993 and the cumulative effect of implementation of SFAS No. 106 was approximately $34 million, which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid.

<PAGE 30>

                           COMMONWEALTH GAS COMPANY

      The Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $4.4 million and $4.5 million to these trusts during 1995 and 1994, respectively.

      The net periodic postretirement benefit cost for the years ended December 31, 1995 and 1994 include the following components and related assumptions:

                                                     1995        1994
                                                  (Dollars in Thousands)

      Service cost                                 $   452     $   581
      Interest cost                                  2 848       2 572
      Return on plan assets                         (1 408)        (47)
      Amortization of transition obligation
        over 20 years                                1 700       1 700
      Net amortization and deferral                    811        (320)
         Total postretirement benefit cost           4 403       4 486
      Transfers to affiliated companies, net           524         539
      Less: Amounts capitalized and deferred         2 834       2 785
         Net postretirement benefit cost           $ 2 093     $ 2 240


      Discount rate                                   8.50%       7.25%
      Assumed rate of return                          9.00        8.50
      Rate of increase in future compensation         5.00        4.50

      The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1995 and 1994 is as follows:

                                                        1995        1994
                                                     (Dollars in Thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                     $ (24 263)  $ (20 304)
        Fully eligible active plan participants         (3 848)     (4 060)
        Other active plan participants                 (11 318)    (10 082)
                                                       (39 429)    (34 446)
      Plan assets at fair market value                   9 086       5 681
      Accumulated postretirement benefit obligation
         greater than plan assets                      (30 343)    (28 765)
      Unamortized transition obligation                 28 904      30 604
      Unrecognized (gain) loss                           1 439      (1 839)
                                                     $     -     $     -

<PAGE 31>

                           COMMONWEALTH GAS COMPANY

      The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1995 and 1994:

                                                        1995        1994

      Discount rate                                     7.25%       8.50%
      Rate of increase in future compensation           4.25        5.00
      Medicare part B premiums                         12.20%      12.30%
      Medical care                                      8.00        8.50
      Dental care                                       5.00        5.00

      The above rates, with the exception of the dental rate, which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $393,000 impact on the Company's annual expense and would change the APBO by approximately $4.3 million.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect post-retirement benefit expense in future years.

      The Company defers its SFAS No. 106 costs and intends to seek recovery in its next rate proceeding. While the Company is unable to predict the outcome of this proceeding, it believes the DPU will authorize similar treatment as was provided to affiliate Cambridge Electric and other Massachusetts electric and gas companies for the recovery of the cost of these benefits. Further, based on historical DPU action, the Company believes that it is appropriate to continue deferring the SFAS No. 106 expense as a regulatory asset. At December 31, 1995 and 1994, the Company's deferral amounted to approximately $7.7 million and $5.4 million.

 (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $1,439,000 in 1995, $1,447,000 in 1994 and $1,444,000 in 1993.

(6)  Commitments and Contingencies

 (a) Construction and Financing Program

      The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1996 through 2000. Of that amount, $17.7 million is estimated for 1996. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance future expenditures on an interim basis with internally generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

<PAGE 32>

                           COMMONWEALTH GAS COMPANY

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

 (c)  FERC Order No. 636

      As a result of implementing FERC Order No. 636 (Order 636), each interstate pipeline company is allowed to collect certain transition costs from its customers that resulted from the pipelines' need to buy out gas supply contracts entered into prior to the issuance of Order 636. The Company has been billed a total of approximately $23.8 million from Tennessee Gas Pipeline Company, Algonquin Gas Transmission Company and Texas Eastern Transmission Company through December 31, 1995.

      The Company's pipeline suppliers have made certain filings with the FERC for the collection of their respective transition costs. The Company's current best estimate of the total remaining transition costs is approximately $11.7 million. This balance has been recorded as a liability with a corresponding regulatory asset. The ultimate level of costs is dependent upon future events, including the market price of natural gas and final settlements between the FERC and the pipeline suppliers.

      In May 1995, the DPU allowed the Company to accelerate recovery of its Order 636 transition costs that were incurred to date. These costs had been deferred as a regulatory asset and were being recovered through the CGA over a four-year period that began in November 1993. The costs are now being recovered through the CGA over a one-year period that began May 1, 1995. The accelerated recovery was permitted by the DPU due to the minimal impact on customers' bills. Any further transition costs are expected to be recovered by the Company through the CGA as incurred.

(7)   Gas Refunds

      During 1995, 1994 and 1993, the Company received refunds from its gas suppliers in settlement of several rate cases that had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $9,061,000 in 1995, $6,077,000 in 1994 and $6,965,000 in 1993.

(8)   Lease Obligations

      The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

<PAGE 33>

                           COMMONWEALTH GAS COMPANY

      Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1995:

                                                   Operating Leases
                                                (Dollars in Thousands)

            1996                                       $ 3 070
            1997                                         1 699
            1998                                         1 084
            1999                                           531
            2000                                           347
            Beyond 2000                                  1 387
            Total future minimum lease payments        $ 8 118

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $3,626,000 in 1995, $3,699,000 in 1994 and
 $3,435,000 in 1993. There were no contingent rentals and no sublease rentals for the years 1995, 1994 and 1993.

(9)   Environmental Matters

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

<PAGE 34>

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

(a) 2.      Index to Financial Statement Schedules

            Filed herewith at page indicated is financial statement schedule of the Company:

            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1995, 1994 and 1993 (page 42).

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

<PAGE 35>

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

<PAGE 36>

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

<PAGE 37>

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

<PAGE 38>

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

<PAGE 39>

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

<PAGE 40>

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

<PAGE 41>

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

Filed herewith:

Exhibit 27.
            Financial Data Schedule for the year ended December 31, 1995 (Filed herewith as Exhibit 1)

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended December 31, 1995.

<PAGE 42>

                                                          SCHEDULE II

                           COMMONWEALTH GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                            (Dollars in Thousands)




                                       Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts                Year Ended December 31, 1995

                      $ 2 827     $ 4 855     $ 1 375      $ 6 366     $ 2 691


                                   Year Ended December 31, 1994

                      $ 3 162     $ 5 496     $ 1 405      $ 7 236     $ 2 827


                                   Year Ended December 31, 1993

                      $ 2 890     $ 5 585     $ 1 079      $ 6 392     $ 3 162

<PAGE 43>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1995

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

Principal Executive Officers:

WILLIAM G. POIST                                          March 28, 1996
William G. Poist,
Chairman of the Board and
Chief Executive Officer

KENNETH M. MARGOSSIAN                                     March 29, 1996
Kenneth M. Margossian,
President and Chief Operating Officer

Principal Financial and Accounting Officer:
JAMES D. RAPPOLI                                          March 28, 1996
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                          March 28, 1996
William G. Poist, Director

JAMES D. RAPPOLI                                          March 28, 1996
James D. Rappoli, Director

KENNETH M. MARGOSSIAN                                     March 29, 1996
Kenneth M. Margossian, Director