Form 10-Q
period 1996-03-31
COMMONWEALTH GAS CO
filed 1996-05-14
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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

                                                     Outstanding at
           Class of Common Stock                       May 1, 1996
        Common Stock, $25 par value                 2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                                  (Unaudited)




                                                    March 31,    December 31,
                                                      1996           1995
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $349 497        $348 284
  Less -  Accumulated depreciation                   97 310          92 881
                                                    252 187         255 403
  Add  -  Construction work in progress                 726             738
                                                    252 913         256 141

CURRENT ASSETS
  Cash                                                2 343           2 113
  Advances to affiliates                              5 500              -
  Accounts receivable                                58 435          40 505
  Unbilled revenues                                  12 475          22 850
  Inventories, at average cost                        6 629          18 625
  Prepaid taxes -
   Property                                             565           3 094
   Income                                                -              384
  Other                                               1 105           1 138
                                                     87 052          88 709

DEFERRED CHARGES
  Order 636 transition costs                         11 326          11 711
  Other                                              19 732          18 054
                                                     31 058          29 765

                                                   $371 023        $374 615









                            See accompanying notes.

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)




                                                    March 31,    December 31,
                                                      1996           1995
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                 18 284          10 495
                                                    117 448         109 659
  Long-term debt, less current sinking
   fund requirements                                 78 100          78 100
                                                    195 548         187 759
CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                                -           12 200
   Advances from affiliates                              -            1 850
   Maturing long-term debt                           10 000          10 000
                                                     10 000          24 050
  Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliated companies                             2 236           2 229
     Other                                           30 451          37 471
     Refundable gas costs                            40 455          33 034
   Accrued taxes -
     Income                                           3 288              -
     Local property and other                         2 361           3 435
   Other                                              6 307           6 827
                                                     88 748          86 646
                                                     98 748         110 696
  DEFERRED CREDITS
   Accumulated deferred income taxes                 36 617          35 586
   Unamortized investment tax credits and other      28 784          28 863
   Order 636 transition costs                        11 326          11 711
                                                     76 727          76 160

                                                   $371 023        $374 615


                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)




                                                  1996         1995
                                               (Dollars in Thousands)

GAS OPERATING REVENUES                         $123 725      $107 932

OPERATING EXPENSES
  Cost of gas sold                               64 150        53 498
  Other operation and maintenance                22 554        23 565
  Depreciation                                    4 335         4 399
  Taxes -
    Income                                       10 374         7 803
    Local property                                2 443         2 453
    Payroll and other                               976           951
                                                104 832        92 669

OPERATING INCOME                                 18 893        15 263

OTHER INCOME                                        207            53

INCOME BEFORE INTEREST CHARGES                   19 100        15 316

INTEREST CHARGES
  Long-term debt                                  1 964         2 054
  Other interest charges                            782           927
  Allowance for borrowed funds
    used during construction                         (6)          (13)
                                                  2 740         2 968

NET INCOME                                       16 360        12 348

RETAINED EARNINGS -
  Beginning of period                            10 495         6 837
  Dividends on common stock                      (8 571)       (5 000)

RETAINED EARNINGS -
  End of period                                $ 18 284      $ 14 185






                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)




                                                       1996           1995
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                        $ 16 360       $ 12 348
  Effects of noncash items -
   Depreciation and amortization                       4 996          6 111
   Deferred income taxes and investment
     tax credits, net                                    820          1 218
  Change in working capital, exclusive of cash,
   advances to affiliates and interim financing        9 489         27 173
  All other operating items                           (1 927)         6 328
Net cash provided by operating activities             29 738         53 178

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                               (1 381)        (2 343)
  Allowance for borrowed funds used
   during construction                                    (6)           (13)
  Advances to affiliates                              (5 500)       (12 165)
Net cash used for investing activities                (6 887)       (14 521)

FINANCING ACTIVITIES
  Payment of dividends                                (8 571)        (5 000)
  Payment of short-term borrowings                   (12 200)       (24 950)
  Advances from affiliates                            (1 850)       (11 220)
Net cash used for financing activities               (22 621)       (41 170)

Net increase (decrease) in cash                          230         (2 513)
Cash at beginning of period                            2 113          4 862
Cash at end of period                               $  2 343       $  2 349


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest, net of amounts capitalized             $  1 961       $  2 047
   Income taxes                                     $  5 768       $  1 604


                            See accompanying notes.

<PAGE 6>

                           COMMONWEALTH GAS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

         Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies.

         The Company is currently involved in negotiations with a collective bargaining unit that represents approximately 364 (53%) of its regular employees. The agreement that covered these employees expired on March 31, 1996. A workforce of management personnel and experienced contractors are performing all essential tasks. Management is unable to predict the ultimate outcome of these negotiations.

(2) Significant Accounting Policies

         (a) Principles of Accounting

         The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of revenue from firm sales for the year.

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

         The unaudited financial statements for the periods ended March 31, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

         Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Similarly, the regulatory liability established by the Company is required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of March 31, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. Management does not expect that the effects of SFAS No. 121 will have a material impact on the Company in the foreseeable future.

         The principal regulatory assets included in deferred charges were as follows:

                                                      March 31,    Dec. 31,
                                                         1996        1995
                                                      (Dollars in Thousands)

      Transition costs                                $11 326      $11 711
      Postretirement benefit costs including
        pensions                                        8 392        7 744
      Environmental costs                               3 805        3 786
        Total regulatory assets                       $23 523      $23 241

      The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.5 million and $8.6 million at March 31, 1996 and December 31, 1995, respectively.

(3)   Commitments

      Construction Program

      The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1996 through 2000. Of that amount, $17.7 million is estimated for 1996. As of March 31, 1996, the Company's actual construction expenditures amounted to approximately $1.4 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

      The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental regulations.

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

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1996 and 1995 is shown below:

                                                     Three Months
                                                    Ended March 31,
                                                    1996 and 1995
                                                  Increase (Decrease)
                                                (Dollars in Thousands)

  Gas Operating Revenues                          $ 15 793     14.6%

  Operating Expenses -
    Cost of gas sold                                10 652     19.9
    Other operation and maintenance                 (1 011)    (4.3)
    Depreciation                                       (64)    (1.5)
    Taxes -
       Federal and state income                      2 571     32.9
       Local property and other                         15      2.6
                                                    12 163     13.1

  Operating Income                                   3 630     23.8

  Other Income                                         154    290.6

  Income Before Interest Charges                     3 784     24.7

  Interest Charges                                    (228)    (7.7)

  Net Income                                      $  4 012     32.5

  Firm Unit Sales BBTU                               2 083     12.9



      The following is a summary of unit sales for the periods indicated:


                    Unit Sales - In Billions of British Thermal Units (BBTU)

Three Months Ended                                         Off-       Quasi-
                        Total     Firm    Interruptible   System       Firm
  March 31, 1996        18 940    18 194      357            249       140
  March 31, 1995        18 027    16 111      153          1 413       350

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    For the first three months of 1996, operating revenues increased $15.8 million (14.6%) due primarily to a higher level of cost of gas sold ($10.7 million) that reflected a 12.9% increase in firm unit sales offset, in part, by a lower level of conservation and load management (C&LM) costs ($803,000) and a decrease in overall non-firm unit sales.

    For the first quarter of 1996, firm unit sales increased 12.9% as sales to all customer segments increased significantly due to the colder weather experienced in the region as compared to a much more mild period last year. Heating degree days totaled 3,324 this quarter compared to 2,914 during the same period last year. Interruptible sales increased during the first quarter of 1996 but these sales had no effect on net income since the margin from these sales are flowed back to firm customers through the CGA. Off-system and quasi-firm sales continued to contribute to the Company's total sales but had no impact on net income. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers and the remaining amount is deferred pending approval of the Company's margin-sharing proposals. The proposal related to quasi-firm sales was filed in December 1995 and a ruling is expected from the DPU later this year. The proposal for off-system sales is expected to be filed by the end of this year.

Other Operation and Maintenance

    For the current quarter, other operation and maintenance decreased by $1 million due primarily to lower C&LM costs ($803,000), a decline in insurance and benefit costs ($147,000) and a decline in the provision for bad debts ($121,000).

Depreciation and Taxes

    Depreciation decreased slightly during the first quarter. The change in federal and state income taxes was due to the higher level of pretax income.

Other Income and Interest Charges

    Other income increased by $154,000 during the first three months of 1996 due primarily to greater sales of design heating systems.

    Total interest charges decreased $228,000 mainly due to scheduled sinking fund payments and lower levels of short-term borrowings at more favorable interest rates.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first quarter of 1996. For further information on these matters, refer to the Company's 1995 Annual Report on Form 10-K.

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1996.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended March 31, 1996.

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



Date:  May 14, 1996