Form 10-Q
period 1996-06-30
COMMONWEALTH GAS CO
filed 1996-08-14
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                                                    Outstanding at
           Class of Common Stock                    August 1, 1996
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)




                                                   June 30,     December 31,
                                                     1996           1995
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $351 112        $348 284
  Less -  Accumulated depreciation                   98 893          92 881
                                                    252 219         255 403
  Add  -  Construction work in progress                 958             738
                                                    253 177         256 141

CURRENT ASSETS
  Cash                                                  891           2 113
  Advances to affiliates                              4 200              -
  Accounts receivable                                31 693          40 505
  Unbilled revenues                                   2 788          22 850
  Inventories, at average cost                       17 039          18 625
  Prepaid taxes -
   Property                                              -            3 094
   Income                                             1 296             384
  Other                                               1 470           1 138
                                                     59 377          88 709

DEFERRED CHARGES
  Transition costs                                   10 726          11 711
  Other                                              22 044          18 054
                                                     32 770          29 765

                                                   $345 234        $374 615









                            See accompanying notes.

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)




                                                   June 30,     December 31,
                                                     1996           1995
                                                  (Unaudited)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                 12 583          10 495
                                                    111 747         109 659
 Long-term debt, less maturing debt and
   current sinking fund requirements                 78 100          78 100
                                                    189 847         187 759
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                                -           12 200
   Advances from affiliates                              -            1 850
   Maturing long-term debt                           10 000          10 000
                                                     10 000          24 050
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliates                                       3 536           2 229
     Other                                           23 936          37 471
     Refundable gas costs                            30 050          33 034
   Accrued local property
     and other taxes                                    605           3 435
   Other                                              6 835           6 827
                                                     68 612          86 646
                                                     78 612         110 696
DEFERRED CREDITS
   Accumulated deferred income taxes                 36 972          35 586
   Unamortized investment tax credits and other      29 167          28 863
   Transition costs                                  10 726          11 711
                                                     76 865          76 160
COMMITMENTS AND CONTINGENCIES

                                                   $345 234        $374 615


                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)


                                  Three Months Ended        Six Months Ended
                                    1996      1995          1996       1995


GAS OPERATING REVENUES            $ 68 385  $ 67 802      $192 110  $175 734

OPERATING EXPENSES
 Cost of gas sold                   40 814    42 265       104 964    95 763
 Other operation and maintenance    23 235    21 489        45 789    45 054
 Depreciation                        1 511     1 423         5 846     5 822
 Taxes -
   Income                             (652)     (869)        9 722     6 934
   Local property                    1 000       936         3 443     3 389
   Payroll and other                   540       632         1 516     1 583
                                    66 448    65 876       171 280   158 545

OPERATING INCOME                     1 937     1 926        20 830    17 189

OTHER INCOME                           111       355           318       408

INCOME BEFORE INTEREST
 CHARGES                             2 048     2 281        21 148    17 597

INTEREST CHARGES
 Long-term debt                      1 965     2 047         3 929     4 101
 Other interest charges                797     1 303         1 579     2 230
 Allowance for borrowed funds
   used during construction            (13)      (15)          (19)      (28)
                                     2 749     3 335         5 489     6 303

NET INCOME (LOSS)                     (701)   (1 054)       15 659    11 294

RETAINED EARNINGS -
 Beginning of period                18 284    14 185        10 495     6 837
 Dividends on common stock          (5 000)   (7 571)      (13 571)  (12 571)

RETAINED EARNINGS -
 End of period                    $ 12 583  $  5 560      $ 12 583  $  5 560







                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)




                                                       1996           1995


OPERATING ACTIVITIES
 Net income                                         $ 15 659       $ 11 294
 Effects of noncash items -
   Depreciation and amortization                       6 985          7 952
   Deferred income taxes and investment
     tax credits, net                                    918          1 576
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       14 276         42 154
 All other operating items                            (3 987)        17 649
Net cash provided by operating activities             33 851         80 625

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (3 233)        (6 150)
 Allowance for borrowed funds used
   during construction                                   (19)           (28)
 Advances to affiliates                               (4 200)       (29 150)
Net cash used for investing activities                (7 452)       (35 328)

FINANCING ACTIVITIES
 Payment of dividends                                (13 571)       (12 571)
 Payment of short-term borrowings                    (12 200)       (24 950)
 Payments to affiliates                               (1 850)       (11 220)
Net cash used for financing activities               (27 621)       (48 741)

Net decrease in cash                                  (1 222)        (3 444)
Cash at beginning of period                            2 113          4 862
Cash at end of period                               $    891       $  1 418


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  3 990       $  5 469
   Income taxes                                     $  9 453       $  3 570






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

         The Company is currently involved in negotiations to resolve a labor dispute with a collective bargaining unit that represents approximately 356 (52%) of its regular employees. The agreement that covered this bargaining unit expired on March 31, 1996 and work performed by these employees has been disrupted since that time. A workforce of management personnel and experienced contractors are performing all essential tasks. Management is unable to predict the ultimate outcome of these negotiations.

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

         The unaudited financial statements for the periods ended June 30, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

         Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Similarly, regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of June 30, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. Management does not expect that the effects of SFAS No. 121 will have a material impact on the Company in the foreseeable future.

         The principal regulatory assets included in deferred charges were as follows:

                                                       June 30,    Dec. 31,
                                                         1996        1995
                                                      (Dollars in thousands)

      Transition costs                                $10 726      $11 711
      Postretirement benefit costs including
        pensions                                        8 889        7 744
      Environmental costs                               3 787        3 786
        Total regulatory assets                       $23 402      $23 241

          The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.4 million and $8.6 million at June 30, 1996 and December 31, 1995, respectively.

(3)  Commitments

          Construction Program

          The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1996 through 2000. Approximately $17.7 million of that amount is estimated for 1996, the majority of which is scheduled to be expended in the second half of the year. As of June 30, 1996, the Company's construction expenditures amounted to approximately $3.3 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with proceeds from the issuance of long-term debt and equity securities.

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

 A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1996 and 1995 is shown below:
                                      Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                      1996 and 1995          1996 and 1995
                                             Increase (Decrease)
                                           (Dollars in thousands)

Gas Operating Revenues            $   583      0.9 %     $ 16 376      9.3 %

Operating Expenses -
 Cost of gas sold                  (1 451)    (3.4)         9 201      9.6
 Other operation and maintenance    1 746      8.1            735      1.6
 Depreciation                          88      6.2             24      0.4
 Taxes -
   Federal and state income           217     25.0          2 788     40.2
   Local property and other           (28)    (1.8)           (13)    (0.3)
                                      572      0.9         12 735      8.0

Operating Income                       11      0.6          3 641     21.2

Other Income                         (244)   (68.7)           (90)   (22.1)

Income Before Interest Charges       (233)   (10.2)         3 551     20.2

Interest Charges                     (586)   (17.6)          (814)   (12.9)

Net Income                        $   353     33.5       $  4 365     38.6

Firm Unit Sales - BBTU                648     10.4          2 731     12.2


     The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)

                                                          Off-       Quasi-
                       Total      Firm   Interruptible   System       Firm
Three Months Ended
  June 30, 1996         8 506     6 902        539          704       361
  June 30, 1995         8 179     6 254        438          967       520

Six Months Ended
  June 30, 1996        27 430    25 096        896          953       485
  June 30, 1995        26 206    22 365        591        2 380       870

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the first six months of 1996 increased $16.4 million (9.3%) due to an increase in the cost of gas sold ($9.2 million) and higher firm and interruptible unit sales offset, in part, by a lower level of conservation and load management (C&LM) costs ($1.2 million) and lower off-system and quasi-firm unit sales. During the current quarter, operating revenues increased slightly due primarily to increases in firm and interruptible unit sales partially offset by a decrease in the cost of gas sold of $1.5 million, lower C&LM costs ($401,000) and a decline in off-system and quasi-firm unit sales.

    Firm unit sales increased 12.2% in the first half of 1996 as sales to all customer classes were higher due to the colder than normal weather experienced throughout the region, particularly during the first quarter, compared to a milder period last year. Degree days were nearly 11% higher than in the first six months of 1995. Firm unit sales increased by 10.4% during the current quarter as heating degree days were 4% higher than the same period last year. Also, a growing customer base has contributed to the increase in firm unit sales in both periods. Although non-firm sales have fluctuated during both the first half of 1996 and the current quarter, they have had no impact on net income. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers and the remaining amount is being deferred pending approval of the Company's margin-sharing proposals. The proposal related to quasi-firm sales was filed in December 1995 and a ruling is expected from the DPU later this year. The proposal for off-system sales is expected to be filed by the end of this year.

Other Operation and Maintenance

    Other operation and maintenance increased by $735,000 or 1.6% in the first half of 1996 due to the net impact of a labor dispute during the current quarter (discussed in Note 1 of Notes to Condensed Financial Statements in
Item 1 of this report) and higher pension costs ($229,000) offset, in part, by a decline in the level of C&LM costs ($247,000) and a lower provision for bad debts ($94,000). Other operation and maintenance increased in the current quarter by $1.7 million or 8.1% due, in part, to the net effect of costs associated with the labor dispute, higher distribution expenses ($529,000) mainly due to increases in leak repair activities and an increase in costs associated with automated meter reading ($311,000) reflecting the leasing of equipment. These increases are partially offset by a decrease in C&LM costs ($1.2 million) and a lower provision for bad debts ($215,000).

Depreciation and Taxes

    Depreciation expense increased during the current six-month period and the current quarter due to higher levels of depreciable plant-in-service. The change in federal and state income taxes in both periods reflects the level of pretax income.
<PAGE 11>

                           COMMONWEALTH GAS COMPANY

Other Income and Interest Charges

    The decrease in other income for both the current six-month period and the current quarter reflects a decline in interest income received by the Company in connection with its participation in the COM/Energy Money Pool partially offset by greater sales of design heating systems.

    Total interest charges decreased 17.6% and 12.9% during the current three and six-month periods due to a decline in interest on deferred gas costs, a reduction in long-term interest charges reflecting scheduled sinking fund payments and a decrease in short-term interest charges due to a lower average level of short-term borrowings.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. There were no significant new developments that occurred during the first six months of 1996. For further information on these matters, refer to the Company's 1995 Annual Report on Form 10-K.

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1996.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 1996.

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




Date:  August 14, 1996