Form 10-Q
period 1996-09-30
COMMONWEALTH GAS CO
filed 1996-11-13
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1996
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)




                                                 September 30,  December 31,
                                                     1996           1995
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $354 197        $348 284
  Less -  Accumulated depreciation                   99 822          92 881
                                                    254 375         255 403
  Add  -  Construction work in progress                 879             738
                                                    255 254         256 141

CURRENT ASSETS
  Cash                                                  814           2 113
  Accounts receivable                                17 537          40 505
  Unbilled revenues                                   5 766          22 850
  Inventories, at average cost                       26 380          18 625
  Prepaid taxes -
   Property                                           5 388           3 094
   Income                                             7 687             384
  Other                                               1 256           1 138
                                                     64 828          88 709

DEFERRED CHARGES
  Transition costs                                   10 141          11 711
  Other                                              22 963          18 054
                                                     33 104          29 765

                                                   $353 186        $374 615

<PAGE 3>


                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)




                                                 September 30,  December 31,
                                                     1996           1995
                                                  (Unaudited)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71 425        $ 71 425
   Amounts paid in excess of par value               27 739          27 739
   Retained earnings                                  3 718          10 495
                                                    102 882         109 659
 Long-term debt, less maturing debt and
   current sinking fund requirements                 78 100          78 100
                                                    180 982         187 759
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                            35 675          12 200
   Advances from affiliates                             755           1 850
   Maturing long-term debt                           10 000          10 000
                                                     46 430          24 050
 Other Current Liabilities -
   Current sinking fund requirements                  3 650           3 650
   Accounts payable -
     Affiliates                                       2 885           2 229
     Other                                           16 436          37 471
     Refundable gas costs                            14 317          33 034
     Accrued local property and other taxes           5 435           3 435
   Other                                              6 138           6 827
                                                     48 861          86 646
                                                     95 291         110 696
 DEFERRED CREDITS
   Accumulated deferred income taxes                 37 205          35 586
   Unamortized investment tax credits and other      29 567          28 863
   Transition costs                                  10 141          11 711
                                                     76 913          76 160
COMMITMENTS AND CONTINGENCIES

                                                   $353 186        $374 615


                            See accompanying notes.

<PAGE 4>


                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                    1996      1995          1996       1995

GAS OPERATING REVENUES            $ 48 872  $ 42 127      $240 982  $217 861

OPERATING EXPENSES
 Cost of gas sold                   32 801    26 601       137 765   122 364
 Other operation and maintenance    21 694    19 582        67 483    64 636
 Depreciation                        1 007       978         6 853     6 800
 Taxes -
   Income                           (4 081)   (3 544)        5 641     3 390
   Local property                      579       572         4 022     3 961
   Payroll and other                   377       615         1 893     2 198
                                    52 377    44 804       223 657   203 349

OPERATING INCOME (LOSS)             (3 505)   (2 677)       17 325    14 512

OTHER INCOME                           166       519           484       927

INCOME (LOSS) BEFORE INTEREST
 CHARGES                            (3 339)   (2 158)       17 809    15 439

INTEREST CHARGES
 Long-term debt                      1 964     2 046         5 893     6 147
 Other interest charges                714     1 023         2 293     3 253
 Allowance for borrowed funds
   used during construction             (8)      (34)          (27)      (62)
                                     2 670     3 035         8 159     9 338

NET INCOME (LOSS)                   (6 009)   (5 193)        9 650     6 101

RETAINED EARNINGS -
 Beginning of period                12 583     5 560        10 495     6 837
 Dividends on common stock          (2 856)      -         (16 427)  (12 571)

RETAINED EARNINGS -
 End of period                    $  3 718  $    367      $  3 718  $    367







                            See accompanying notes.

<PAGE 5>


                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)




                                                       1996           1995

OPERATING ACTIVITIES
 Net income                                         $  9 650       $  6 101
 Effects of noncash items -
   Depreciation and amortization                       8 274          9 242
   Deferred income taxes and investment
     tax credits, net                                    968          1 262
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing      (15 203)        27 279
 All other operating items                            (4 598)        17 195
Net cash provided by (used for)
   operating activities                                 (909)        61 079

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (6 316)       (10 456)
 Allowance for borrowed funds used
   during construction                                   (27)           (62)
 Advances to affiliates                                  -           (5 320)
Net cash used for investing activities                (6 343)       (15 838)

FINANCING ACTIVITIES
 Payment of dividends                                (16 427)       (12 571)
 Proceeds from (payment of) short-term borrowings     23 475        (24 950)
 Payments to affiliates                               (1 095)       (11 220)
Net cash provided by (used for)
   financing activities                                5 953        (48 741)

Net decrease in cash                                  (1 299)        (3 500)
Cash at beginning of period                            2 113          4 862
Cash at end of period                               $    814       $  1 362


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  7 190       $  7 847
   Income taxes                                     $ 11 990       $  8 550




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

         On September 8, 1996, a contract was ratified resolving a labor dispute with a collective bargaining unit that represents approximately 356 (52%) of the Company's regular employees. The agreement that covered this bargaining unit expired on March 31, 1996. Work performed by these employees had been disrupted since that time and essential tasks were completed by management personnel and external contractors. Employees represented by the bargaining unit returned to work on September 22, 1996. The new six-year agreement will expire on March 31, 2002.

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

         The unaudited financial statements for the periods ended September 30, 1996 and 1995 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

         Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Similarly, regulatory liabilities established by the Company are required to be refunded to customers over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of September 30, 1996, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Management does not expect that the effects of SFAS No. 121 will have a material impact on the Company in the foreseeable future.

         The principal regulatory assets included in deferred charges were as follows:

                                                      Sept. 30,    Dec. 31,
                                                         1996        1995
                                                      (Dollars in thousands)

      Transition costs                                $10 141      $11 711
      Postretirement benefit costs including
        pensions                                        9 517        7 744
      Environmental costs                               3 807        3 786
        Total regulatory assets                       $23 465      $23 241

          The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.4 million and $8.6 million at September 30, 1996 and December 31, 1995, respectively.

(3)  Commitments

          Construction Program

          The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1996 through 2000. Approximately $17.7 million of that amount is estimated for 1996. As of September 30, 1996, the Company's construction expenditures amounted to approximately $6.3 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with proceeds from the issuance of long-term debt securities.

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

     A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1996 and 1995 and unit sales for these periods is shown below:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                      1996 and 1995          1996 and 1995
                                             Increase (Decrease)
                                           (Dollars in Thousands)

Gas Operating Revenues              $ 6 745     16.0%      $ 23 121    10.6%

Operating Expenses -
  Cost of gas sold                    6 200     23.3         15 401    12.6
  Other operation and maintenance     2 112     10.8          2 847     4.4
  Depreciation                           29      3.0             53     0.8
  Taxes -
    Federal and state income           (537)   (15.2)         2 251    66.4
    Local property and other           (231)   (19.5)          (244)   (4.0)
                                      7 573     16.9         20 308    10.0

Operating Income                       (828)   (30.9)         2 813    19.4

Other Income                           (353)   (68.0)          (443)  (47.8)

Income Before Interest Charges       (1 181)   (54.7)         2 370    15.4

Interest Charges                       (365)   (12.0)        (1 179)  (12.6)

Net Income                          $  (816)   (15.7)      $  3 549    58.2

Firm Unit Sales - BBTU                  328      9.7          3 059    11.9

      The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)

                                       Inter-     Off-     Quasi-     Trans-
                      Total    Firm    ruptible   System     Firm    portation
Three Months Ended
September 30, 1996    6 832    3 715       498      723      307       1 589
September 30, 1995    6 890    3 387       308      976      579       1 640

Nine Months Ended
September 30, 1996   37 101   28 811     1 394    1 676      792       4 428
September 30, 1995   36 678   25 752       899    3 356    1 449       5 222

<PAGE 10>


                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    For the first nine months of 1996, operating revenues increased $23.1 million or 10.6% due to higher gas prices which contributed to an increase in the cost of gas sold ($15.4 million) and higher firm and interruptible unit sales offset, in part, by a lower level of conservation and load management (C&LM) costs ($2.1 million), lower off-system and quasi-firm unit sales and a decline in transportation volume. During the third quarter, operating revenues increased 16% due to higher gas prices which led to an increase in the cost of gas sold. The impact of the higher level of firm and interruptible unit sales was virtually offset by reductions in C&LM costs, off-system and quasi-firm unit sales and a slight decline in transportation volume. The fluctuation in non-firm sales during the current quarter and nine-month period have little to no impact on net income.

    Firm unit sales increased nearly 12% during the current nine months as sales to all customer classes were higher due to the colder than normal weather experienced throughout the region, particularly during the first quarter compared to a milder period last year. For the first nine months of 1996, heating degree days were nearly 10% higher compared to the same period in 1995. A growing customer base, including customers formerly receiving quasi-firm sales service, also contributed to the increase in firm unit sales in both reporting periods.

    The decrease in off-system and quasi-firm sales had no impact on net income during the current quarter and first nine months of 1996. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers and the remaining amount is deferred. In December 1995, the Company filed a margin-sharing proposal with the DPU related to the deferred margins on quasi-firm sales and a ruling has not yet been issued by the DPU.

Other Operation and Maintenance

    For the current quarter, other operation and maintenance increased $2.1 million or 10.8% due primarily to the net impact of a labor dispute as previously discussed in Note 1 of Notes to Condensed Financial Statement filed under Item 1 of this report. The $2.9 million, or 4.4%, increase during the nine-month period also reflects the net impact of the labor dispute offset, in part, by a reduction in the provision for bad debts ($260,000).

Depreciation and Taxes

    Depreciation expense increased during the current three and nine months due to higher levels of depreciable plant-in-service. The change in federal and state income taxes in both periods reflect fluctuations in the level of pretax income. The 19.5% and 4% reductions in local property and other taxes for the current quarter and nine-month period, respectively, was due primarily to lower payroll-related taxes reflecting, in part, the previously discussed labor dispute. There were no significant changes in local property taxes for the quarter or year-to-date period.

<PAGE 11>


                           COMMONWEALTH GAS COMPANY

Other Income and Interest Charges

    The decrease in interest income of $443,000 and $353,000 for the current quarter and nine months, respectively, reflects a decline in interest received by the Company in connection with its participation in the COM/Energy Money Pool. The decline for the nine-month period was offset, somewhat, by higher merchandising and jobbing revenue ($234,000) relating to greater sales of design heating systems.

    For the current nine-month period, interest charges decreased $1.2 million or 12.6% due primarily to a decline in interest on deferred gas costs ($978,000) and a reduction in long-term interest charges ($246,000) reflecting scheduled sinking fund payments. Despite slightly lower short-term borrowing rates, short-term interest charges increased ($65,000) due to a higher average level of short-term borrowings. The above factors also contributed to the current quarter interest reduction of $365,000 or 12%.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1996.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1996.

<PAGE 13>


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



                                          COMMONWEALTH GAS COMPANY
                                                (Registrant)


                                          Principal Financial and
                                          Accounting Officer:



                                          JAMES D. RAPPOLI
                                          James D. Rappoli,
                                          Financial Vice President
                                            and Treasurer
Date:  November 13, 1996