Form 10-K
period 1996-12-31
COMMONWEALTH GAS CO
filed 1997-03-31
CIK 22620

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

     For the fiscal year ended December 31, 1996

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

                                                Outstanding at
           Class of Common Stock                March 15, 1997
        Common Stock, $25 par value            2,857,000 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference            Part in Form 10-K
                None                            Not Applicable

               List of Exhibits begins on page 34 of this report.

<PAGE 2>

                            COMMONWEALTH GAS COMPANY
                         FORM 10-K    DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                     PART I
                                                                      PAGE

Item  1.    Business........................................           3

              General.......................................           3
              Gas Supply
                General.....................................           3
                Hopkinton LNG Facility......................           4
              Rates and Regulation..........................           5
              Competition...................................           6
              Construction and Financing....................           7
              Employees.....................................           7

Item  2.    Properties......................................           7

Item  3.    Legal Proceedings...............................           8


                                     PART II

Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................           9

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................          10

Item  8.    Financial Statements and Supplementary Data.....          13

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............          14


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................          33


Signatures..................................................          39

<PAGE 3>

                            COMMONWEALTH GAS COMPANY

                                     PART I.

Item 1.     Business

      General

      Commonwealth Gas Company (the Company) is engaged in the distribution and sale of natural gas at retail to approximately 234,500 customers in a 1,067 square mile area which includes 49 communities in eastern, southeastern and central Massachusetts. The approximate year-round population of this service area is 1,128,000.

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

      Of the Company's 1996 firm gas unit sales, 55.5% was sold to residential customers, 28.2% to commercial customers, 10.9% to industrial customers and 5.4% to other customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain industrial customers with dual-fuel capability can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice or at contractually scheduled times.

      Gas Supply

      (a)  General

      The Company purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company (Tennessee) and Algonquin Gas Transmission Company (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms ranging from less than one year to three or more years. The vendors vary from small independent marketers to major gas and oil companies.

<PAGE 4>

                            COMMONWEALTH GAS COMPANY

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

      The Company entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DPU and hearings were completed in April 1993. The DPU approved the ANE gas supply contract in November 1995. The Company is presently in negotiations with the parties to allow for final execution of all pertinent agreements and contracts.

      The Company began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1996 there were 66 customers using this transportation service, accounting for 6,192 BBTU or approximately 11.8% of system throughput.

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

      The Company has contracts for LNG service with Hopkinton extending on a year to year basis with notice of termination required five years in advance of the anticipated termination date. The Company and Hopkinton are currently evaluating the contracts to determine if amendments to the contracts should be negotiated in light of the ongoing deregulation of the natural gas industry. Current contract payments include a demand charge sufficient to cover Hopkinton's fixed charges and an operating charge which covers liquefaction and vaporization expenses. The Company furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of the Company.

      Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, the Company believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

<PAGE 5>

                            COMMONWEALTH GAS COMPANY

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

      Periodically, the Company is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the Department of Public Utilities (DPU). To approve this long-range forecast and resource plans, the DPU must find, among other things, that the Company's projected firm load is reasonable and based on proven and verifiable forecasting methods and data, and that the Company assembles its supply portfolio based on a prudent resource planning process that can be reasonably expected to meet projected demands on a cost efficient basis. The Company filed its forecast, covering the period November 1996 through October 2001, with the DPU on December 20, 1996.

      (b) Gas Demand and Transition Costs

      The Company is obligated, as part of its pipeline transportation contracts, storage contracts and gas purchase contracts, to pay monthly demand charges which are recovered from customers through the CGA.

      As a direct result of implementation of Order 636, most pipeline companies are incurring transition costs which include the cost of restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs. These costs are billed to the Company and other local distribution companies.

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

<PAGE 6>

                            COMMONWEALTH GAS COMPANY

      (d) Quasi-firm and Off-system Gas Sales Services

      Pursuant to regulatory approval, the Company offers quasi-firm sales service, providing a level of service between interruptible and firm, to customers with dual-fuel capability. Such sales totaled 1,066 BBTU in 1996. Under a margin-sharing agreement approved by the DPU on January 15, 1997, the Company will retain 25% of the gross margins realized on these sales above a certain threshold amount as set from year to year. The remaining margins will be credited to firm customers through the CGA.

      The Company also utilizes the off-system sales and capacity release markets as a means to sell excess resources. Off-system sales totaled 2,420 BBTU in 1996, while 14,773 BBTU of capacity was sold in the capacity release market. A margin-sharing agreement for these sales was approved by the DPU on February 14, 1996 allowing the Company to retain 25% of the gross margins realized above a certain threshold amount as set from year to year with the remaining margins credited to firm customers through the CGA. None of the margin sharing allowed by this agreement will occur until mid-1997.

      (e) Conservation and Load Management Program

      The Company offers conservation measures to its residential and multi-family customers through programs approved by the DPU in June 1992. The Company recovers the costs of these programs via separately stated Conservation Charge (CC) decimals. The programs have been extended through subsequent DPU approvals, the most noteworthy being the settlement agreement approved on November 23, 1994 which enabled the Company to recover "lost margins" from customers effective January 1995. Specifically, the settlement allows the Company to remain whole while it offers programs that reduce sales, by recovering through the CC decimal the portion of the lost margins revenue associated with all saved therms resulting from conservation program installations. The Company collected $2.4 million in lost margins during 1996.

      (f) Potential Impact of Regulatory Restructuring

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Both of these statements could have an adverse effect on the Company's financial position and results of operations. For additional information on these statements, refer to Note 2(b) of Notes to Financial Statements filed under Item 8 of this report.

      Competition

      The Company faces competition from suppliers of fuel oil, propane and electricity and also, for large commercial and industrial customers, from other suppliers of natural gas. The Company is continuously developing and implementing strategies to deal with the increasingly competitive environment.

<PAGE 7>

                            COMMONWEALTH GAS COMPANY

      FERC Order 636 marked the beginning of the deregulation and restructuring of the natural gas industry. In addition to opening up customer markets to competition, the regulations shifted many supply-related responsibilities to local distribution companies including direct gas purchases from suppliers, pipelines and producers, transportation services and storage services. The Company has developed a gas control and information system that has purchasing and tracking systems. This ability, coupled with aggressive planning and procurement strategies, will secure the Company's existing market share and permit the expansion of core and non-core supply capabilities.

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

      On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the System announced the consolidation of management personnel of affiliated companies Cambridge Electric Light Company (Cambridge Electric), Commonwealth Electric Company (Commonwealth Electric), COM/Energy Services Company and the Company effective on that date. Cambridge Electric, Commonwealth Electric and the Company will continue to operate under their existing company names. The consolidation process for these companies will involve the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible and will ultimately result in the elimination of approximately 300 (15% of the system) positions system-wide.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 6(a) of the Notes to Financial Statements filed under
Item 8 of this report.

      Employees

      The Company has 658 regular employees which is 5.9% lower than last year's level. Approximately 65% of these employees are represented by three collective bargaining units with agreements in effect through September 18, 1998, March 31, 2002 and June 30, 2002. Refer to Note 1 of Notes to Financial Statements filed under Item 8 of this report for additional information regarding employee relations.

Item 2.     Properties

      The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At the end of 1996, the gas system included 2,791 miles of gas distribution lines, 165,926 services and 243,083 customer meters together with the necessary measuring and regulating equipment.

<PAGE 8>

                            COMMONWEALTH GAS COMPANY

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

      (b)   Number of Shareholders at December 31, 1996

            One

      (c)   Frequency and Amount of Dividends Declared in 1996 and 1995

                       1996                                1995
                                 Per Share                           Per Share
            Declaration Date       Amount     Declaration Date         Amount

            January 24, 1996       $3.00      January 25, 1995          $1.75
            April 11, 1996          1.75      April 21, 1995             2.65
            July 25, 1996           1.00                                $4.40
                                   $5.75

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

      A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1996 and 1995 and unit sales for these periods is shown below:


                                       Years Ended             Years Ended
                                       December 31,            December 31,
                                      1996 and 1995           1995 and 1994
                                               Increase (Decrease)
                                              (Dollars in Thousands)

Gas Operating Revenues             $ 33,566     10.9 %    $(16,804)      (5.2)%

Operating Expenses -
  Cost of gas sold                   28,553     16.9       (19,657)     (10.4)
  Other operation
    and maintenance                   4,523      5.3        (2,756)      (3.1)
  Depreciation                          405      4.2            97        1.0
  Taxes -
    Federal and state income            613      6.3         1,686       21.1
    Local property                      145      2.5           462        8.7
    Payroll and other                  (433)   (15.4)          103        3.8
                                     33,806     12.0       (20,065)      (6.6)

Operating Income                       (240)    (0.9)        3,261       13.8

Other Income                           (298)   (24.2)          812      192.9

Income Before Interest Charges         (538)    (1.9)        4,073       16.9

Interest Charges                     (1,098)    (9.2)        1,412       13.4

Net Income                          $   560      3.5       $ 2,661       19.6



Unit Sales (BBTU)

  Firm                                2,535      6.6  %        (81)      (0.2)%
  Interruptible                         562     42.4        (1,437)     (52.0)
  Off-system                         (1,623)   (40.1)       (2,358)     (36.8)
  Quasi-firm                           (840)   (44.1)        1,419      291.4
                                        634      1.4        (2,457)      (5.1)

<PAGE 11>

                            COMMONWEALTH GAS COMPANY

The following is a summary of unit sales, transportation volume and customers for the periods indicated:

                                               Years Ended December 31,
                                             1996        1995        1994

Unit Sales (BBTU):
  Residential                               22,759      21,336      21,515
  Commercial                                11,558      10,710      10,728
  Industrial                                 4,468       4,445       4,401
  Other                                      2,208       1,967       1,895
    Total firm                              40,993      38,458      38,539
  Off-System                                 2,420       4,043       6,401
  Quasi-Firm                                 1,066       1,906         487
  Interruptible                              1,886       1,324       2,761
    Total sales                             46,365      45,731      48,188
  Transportation                             6,192       6,791       3,003
    Total                                   52,557      52,522      51,191

Customers at End of Period:
  Residential                              213,474     212,329     211,075
  Commercial                                18,907      18,761      18,466
  Industrial                                   930         933         928
  Other                                      1,169       1,168       1,140
    Total                                  234,480     233,191     231,609

Operating Revenues, Cost of Gas Sold and Unit Sales

      In 1996, operating revenues increased by $33.6 million due to higher gas costs ($28.6 million) and higher firm unit sales ($6.9 million), including transportation, offset, in part, by lower conservation and load management (C&LM) costs ($2.8 million). The higher gas costs reflect both higher prices from suppliers and the increased unit sales to customers. In 1995, operating revenues decreased by $16.8 million or 5.2% mainly due to a decrease in the cost of gas sold ($19.7 million), lower C&LM costs ($910,000) and a decrease in unit sales. Partially offsetting these decreases were higher transportation revenues ($2.3 million).

      The cost of gas sold in 1996 and 1995 reflects changes in price, sales levels, Order 636 transition costs and refunds received from gas suppliers.

      The colder weather experienced during the first half of 1996 led to the 6.6% increase in firm unit sales for the year. Non-firm sales have fluctuated during 1996 and 1995 reflecting the competitive market conditions for energy resources. Interruptible sales have no impact on net income since all of the margins from these sales are flowed back to firm customers through the CGA. The aforementioned margin-sharing agreements for off-system and quasi-firm sales have a positive impact on earnings while reducing the cost of gas to firm customers.

      The customer level increased slightly in 1996 and 1995 mainly due to new home construction and conversion activity.

<PAGE 12>

                            COMMONWEALTH GAS COMPANY

Other Operating Expenses

      In 1996, other operation and maintenance increased by $4.5 million or 5.3% primarily due to the net impact of a labor dispute ($3.8 million), higher liability insurance costs due to increased reserve requirements ($1.6 million) and an accrual due to a 1996 vacation time carry-over related to the labor dispute ($800,000) offset, in part, by lower C&LM costs ($2.8 million).

      In 1995, other operation and maintenance decreased by $2.8 million or 3.1% mainly due to lower C&LM costs ($910,000), lower distribution expenses due to fewer leak repair activities ($699,000), a decreased provision for bad debts ($640,000), lower insurance and employee benefit costs ($471,000) and decreased engineering expenses ($392,000). Also contributing to the decrease were net savings in several areas resulting primarily from the implementation of automated meter reading (AMR) ($100,000). These decreases were partially offset by increased labor costs ($1.2 million).

Depreciation and Taxes

      The increase in depreciation expense in both 1996 and 1995 resulted from higher levels of depreciable plant-in-service.

      The increase in federal and state income taxes in 1996 and 1995 was due to the respective levels of pretax income. The change in payroll and other taxes in both periods reflects the level of payroll costs in each period. The increase in local property taxes during both 1996 and 1995 was due to higher tax rates and assessments in the Company's service territory.

Other Income and Interest Charges

      Other income decreased by $298,000 in 1996 due primarily to a $591,000 reduction in interest income received by the Company in connection with its participation in the COM/Energy Money Pool partially offset by a $452,000 increase in revenues associated with the Company's merchandising program for water heaters and heating systems. In 1995, other income increased by $812,000 due primarily to interest income received by the Company in connection with its participation in the COM/Energy Money Pool.

      Total interest charges decreased by $1.1 million in 1996 primarily due to lower interest on deferred gas costs and pipeline refunds and the retirement of $10 million of long-term debt in October 1996. These decreases were partially offset by higher short-term interest charges reflecting a higher level of bank borrowings during the year. Total interest charges increased by $1.4 million in 1995 mainly due to higher interest on deferred gas costs offset, in part, by a decrease in short-term interest charges reflecting lower levels of short-term debt.

Forward-Looking Statements

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause

<PAGE 13>

                            COMMONWEALTH GAS COMPANY

actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources, and uncertainty as to regulatory approval of the full recovery of regulatory assets and other stranded costs.

Environmental Matters

      The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions.

      The costs associated with the assessment and clean-up of these sites are recoverable in rates through the cost of gas adjustment clause pursuant to a 1990 DPU order over a seven-year amortization period without carrying costs. The Company has recorded a $2.8 million liability that reflects its best estimate (based on current information) of the costs to be incurred in connection with assessment and remediation activities identified to this point. The Company has also recorded a regulatory asset in anticipation of recovery of these costs. The Company is unable to predict the total cost to ultimately resolve these matters due to significant uncertainty as to the actual site conditions and the extent of any associated remediation activities and the assignment of responsibility. However, it is expected that all such costs will continue to be recovered in rates as described above.

      The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. In 1994, the Company recorded an estimated liability (and a charge to operations) of $500,000 to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. As noted above, the Company is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of the Company's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse impact on the Company's results of operations or financial position.

      Effective January 1, 1997, the Company will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $2.8 million at December 31, 1996. Upon adoption of SOP 96-1, the Company's estimated liability will not incrementally change and further, management does not believe that SOP 96-1 will have a material adverse effect on the Company's results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

        The Company's financial statements required by this item are filed herewith on pages 15 through 32 of this report.

<PAGE 14>

                            COMMONWEALTH GAS COMPANY

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

<PAGE 15>

                            COMMONWEALTH GAS COMPANY
                         FORM 10-K    DECEMBER 31, 1996

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Gas Company:

        We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting prin-ciples.

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

Boston, Massachusetts
February 19, 1997.

<PAGE 16>

                            COMMONWEALTH GAS COMPANY
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                    PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1996 and 1995

      Statements of Income for the Years Ended December 31, 1996, 1995 and
      1994

      Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

      Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Financial Statements


                                    PART IV.


SCHEDULE

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

<PAGE 17>

                            COMMONWEALTH GAS COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                     ASSETS



                                                           1996        1995
                                                       (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost          $358,783    $348,284
  Less - Accumulated depreciation                         102,278      92,881
                                                          256,505     255,403
  Add - Construction work in progress                         836         738
                                                          257,341     256,141

CURRENT ASSETS
  Cash                                                        421       2,113
  Accounts receivable -
    Affiliated companies                                      242         188
    Customers, less reserves of $2,738,000 in 1996
      and $2,691,000 in 1995                               47,087      40,317
  Unbilled revenues                                        20,885      22,850
  Inventories, at average cost -
    Natural gas                                            23,084      17,339
    Materials and supplies                                  1,620       1,286
  Prepaid taxes -
    Property                                                3,061       3,094
    Income                                                  5,619         384
  Other                                                       981       1,138
                                                          103,000      88,709

DEFERRED CHARGES
  Regulatory assets                                        23,522      23,241
  Other                                                     5,067       6,524
                                                           28,589      29,765

                                                         $388,930    $374,615















   The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            COMMONWEALTH GAS COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                         CAPITALIZATION AND LIABILITIES

                                                         1996          1995
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned
        by Commonwealth Energy
        System (Parent)                                $ 71,425      $ 71,425
    Amounts paid in excess of par value                  27,739        27,739
    Retained earnings                                    10,856        10,495
                                                        110,020       109,659
  Long-term debt, less maturing issues and
    current sinking fund requirements                    74,450        78,100
                                                        184,470       187,759

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                               58,200        12,200
    Advances from affiliates                             10,400         1,850
    Maturing long-term debt                                 -          10,000
                                                         68,600        24,050

  Other Current Liabilities -
    Current sinking fund requirements                     3,650         3,650
    Accounts payable -
      Affiliated companies                                3,081         2,229
      Other                                              32,904        36,985
    Customer deposits                                       952         1,354
    Accrued local property and other taxes                3,060         3,435
    Accrued interest                                        458         1,938
    Other                                                16,681        37,055
                                                         60,786        86,646
                                                        129,386       110,696
DEFERRED CREDITS
  Accumulated deferred income taxes                      37,088        35,586
  Unamortized investment tax credits                      5,660         5,862
  Other                                                  32,326        34,712
                                                         75,074        76,160
COMMITMENTS AND CONTINGENCIES
                                                       $388,930      $374,615







   The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            COMMONWEALTH GAS COMPANY
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                 1996        1995        1994
                                                     (Dollars in Thousands)

  GAS OPERATING REVENUES                      $342,488    $308,922    $325,726

  OPERATING EXPENSES
    Cost of gas sold                           197,665     169,112     188,769
    Other operation                             75,279      72,138      74,636
    Maintenance                                 12,829      11,577      11,809
    Depreciation                                10,061       9,656       9,559
    Amortization                                 1,342       1,212       1,238
    Taxes -
      Income                                    10,282       9,669       7,983
      Local property                             5,943       5,798       5,336
      Payroll and other                          2,385       2,818       2,715
                                               315,786     281,980     302,045

  OPERATING INCOME                              26,702      26,942      23,681

  OTHER INCOME                                     935       1,233         421

  INCOME BEFORE INTEREST CHARGES                27,637      28,175      24,102

  INTEREST CHARGES
    Long-term debt                               7,604       8,174       8,488
    Other interest charges                       3,264       3,827       2,073
    Allowance for borrowed funds used
      during construction                          (20)        (55)        (27)
                                                10,848      11,946      10,534

  NET INCOME                                  $ 16,789    $ 16,229    $ 13,568


















   The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                            COMMONWEALTH GAS COMPANY
                         STATEMENTS OF RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                1996        1995      1994
                                                   (Dollars in Thousands)

  Balance at beginning of year                $10,495     $ 6,837    $ 7,840

  Add (Deduct):
    Net income                                 16,789      16,229     13,568
    Cash dividends on common stock            (16,428)    (12,571)   (14,571)

  Balance at end of year                      $10,856     $10,495    $ 6,837






































   The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                            COMMONWEALTH GAS COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    1996       1995     1994
                                                     (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                       $16,789   $16,229   $13,568
  Effects of noncash items -
     Depreciation and amortization                  12,034    12,983    15,159
     Deferred income taxes                           4,249    (4,026)    3,883
     Investment tax credits                           (202)     (203)     (205)
  Change in working capital exclusive
       of cash and interim financing -
     Accounts receivable and unbilled
       revenues                                     (4,859)   (9,111)    8,063
     Income taxes                                   (5,235)      235     1,193
     Local property and other taxes                   (342)     (115)      145
     Accounts payable and other                    (31,407)   15,985    17,925
  Deferred postretirement benefit costs             (2,228)   (2,376)   (2,306)
  FERC Order 636 transition costs, net                 -      11,390    (2,585)
  All other operating items                         (3,267)   10,908    (7,393)
Net cash provided by (used for)
  operating activities                             (14,468)   51,899    47,447

INVESTING ACTIVITIES
  Additions to property, plant and
     equipment (exclusive of AFUDC)                (11,676)  (16,252)  (17,994)
  Allowance for borrowed funds used
     during construction                               (20)      (55)      (27)
Net cash used for investing activities             (11,696)  (16,307)  (18,021)

FINANCING ACTIVITIES
  Payment of dividends                             (16,428)  (12,571)  (14,571)
  Proceeds from (payment of) short-term
     borrowings                                     46,000   (12,750)  (16,025)
  Proceeds from (payment of) affiliate
     borrowings                                      8,550    (9,370)    8,385
  Long-term debt issue refunded                    (10,000)      -         -
  Retirement of long-term debt
     through sinking funds                          (3,650)   (3,650)   (3,650)
Net cash provided by (used for)
  financing activities                              24,472   (38,341)  (25,861)

Net increase (decrease) in cash                     (1,692)   (2,749)    3,565
Cash at beginning of period                          2,113     4,862     1,297
Cash at end of period                              $   421   $ 2,113   $ 4,862

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest (net of amounts capitalized)         $10,619   $11,035   $ 9,799
     Income taxes                                  $14,165   $ 8,118   $ 4,636

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

     The Company is engaged in the distribution and sale of natural gas at retail to approximately 234,500 customers in a 1,067 square-mile area which includes 49 communities in eastern, southeastern and central Massachusetts including New Bedford, Cambridge, Plymouth and Worcester. The approximate year-round population of this service area is 1,128,000.

     The Company has 658 regular employees including 426 (65%) who are repre-sented by three collective bargaining units. On September 8, 1996, a contract was ratified, following a five-month labor dispute, with a collective bargaining unit that represents approximately 52% of regular employees. The new six-year agreement will remain in effect through March 31, 2002.

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

     Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date.
  SFAS No. 121 did not have an impact on the Company's financial position or

<PAGE 23>

                            COMMONWEALTH GAS COMPANY

  results of operations upon adoption. This result may change as modifications are made to the current regulatory framework including utility industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

     The principal regulatory assets included in deferred charges at
  December 31, 1996 and 1995 were as follows:
                                                          1996        1995
                                                       (Dollars in Thousands)

      FERC Order 636 transition costs                  $ 9,680      $11,711
      Postretirement benefit costs including
        pensions                                         9,972        7,744
      Environmental costs                                3,870        3,786
        Total regulatory assets                        $23,522      $23,241

      The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.6 million at December 31, 1996 and 1995. As of December 31, 1996, $13.6 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets are being recovered over a weighted average period of approximately 8 years. A request for recovery of the postretirement benefits costs is in process and DPU approval is expected during 1997.

 (c) Transactions with Affiliates

      Operating revenues include sales of gas to affiliate Cambridge Electric Light Company as follows:
                                         1996       1995      1994
                                           (Dollars in Thousands)

        Cost                            $   11     $  289    $1,493
        Margin                               -         64       220
        Total                           $   11     $  353    $1,713

      The margin realized on these sales is credited to firm customers through the Cost of Gas Adjustment (CGA).

      Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that amounted to $10,124,000, $9,988,000 and $10,126,000 in 1996, 1995 and 1994,
 respectively. Transactions with system companies are subject to review by the DPU.

<PAGE 24>

                            COMMONWEALTH GAS COMPANY

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

 (e) Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 2.94% in 1996, 2.90% in 1995 and 2.98% in 1994.

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

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 6% in 1996, 6.50% in 1995 and 4.75% in 1994.

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

<PAGE 25>

                            COMMONWEALTH GAS COMPANY

      The following is a summary of the provisions for income taxes for the years ended December 31, 1996, 1995 and 1994:

                                                 1996      1995      1994
                                                 (Dollars in Thousands)
      Federal -
        Current                                $ 5,220   $11,602   $ 3,585
        Deferred                                 3,508    (3,155)    3,405
        Investment tax credits                    (202)     (203)     (205)
                                                 8,526     8,244     6,785

      State -
        Current                                  1,015     2,296       720
        Deferred                                   713      (618)      667
                                                 1,728     1,678     1,387
                                                10,254     9,922     8,172
      Amortization of regulatory liability
       relating to deferred income taxes            28      (253)     (189)

      Total federal and state
        income taxes                           $10,282   $ 9,669   $ 7,983

      Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      Accumulated deferred income taxes consisted of the following in 1996 and 1995:
                                                     1996      1995
                                                 (Dollars in Thousands)
      Liabilities
        Property-related                           $43,751    $42,361
        Postretirement benefits plan                 3,903      2,933
        All other                                    1,602      1,734
                                                    49,256     47,028

      Assets
        Investment tax credit                        3,653      3,783
        Pension plan                                 3,458      3,099
        Regulatory liability                         3,010      2,992
        Inventory repricing                          3,202      4,047
        All other                                    2,363      3,707
                                                    15,686     17,628
      Accumulated deferred income taxes, net       $33,570    $29,400

      The net year-end deferred income tax liability above is net of current deferred tax assets of $3,518,000 in 1996 and $6,186,000 in 1995 which are included in other deferred charges in the accompanying Balance Sheets.

<PAGE 26>

                            COMMONWEALTH GAS COMPANY

      The total income tax provision set forth on the previous page represents 38% in 1996 and 37% in both 1995 and 1994 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                    1996       1995       1994

 Federal statutory rate                              35%        35%        35%

 Federal income tax expense at statutory levels    $ 9,475    $9,064    $7,543
 Increase (Decrease) from statutory rate:
   State tax net of federal tax benefit              1,123     1,091       902
   Amortization of investment tax credits             (202)     (203)     (205)
   Amortization of excess deferred reserves             28      (253)     (189)
   Tax versus book depreciation                       (123)      (16)      -
   Other                                               (19)      (14)      (68)
                                                   $10,282    $9,669    $7,983

 Effective federal tax rate                          38%        37%       37%

(4)  Long-Term Debt and Interim Financing

 (a) Long-Term Debt

      Long-term debt outstanding, exclusive of current maturities and current sinking fund requirements, collateralized by substantially all of the Company's property, is as follows:

                                           Original    Balance December 31,
                                            Issue        1996        1995
                                               (Dollars in Thousands)
      First Mortgage Bonds -
        8.99%,  Series I, due 2001          $40,000     $14,450     $18,100
        9.95%,  Series J, due 2020           25,000      25,000      25,000
        7.11%,  Series K, due 2033           35,000      35,000      35,000
                                                        $74,450     $78,100

      Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund requirements under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1996 are as follows:

                     Sinking Fund       Maturing Debt
          Year       Requirements          Issues          Total
                             (Dollars in Thousands)

          1997          $3,650             $  -            $3,650
          1998           3,650                -             3,650
          1999           3,650                -             3,650
          2000           3,650                -             3,650
          2001             -                3,500           3,500

<PAGE 27>

                            COMMONWEALTH GAS COMPANY

 (b) Notes Payable to Banks

      The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1996, system companies had $135 million of committed lines that will expire at varying intervals in 1997. These lines are normally renewed upon expiration and require annual fees up to .1875% of the individual line. At December 31, 1996, the uncommitted lines of credit totaled $20 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.6% and 6.1% in 1996 and 1995, respectively. The Company's notes payable to banks totaled $58,200,000 and $12,200,000 at December 31, 1996 and 1995, respectively.

 (c) Advances from Affiliates

      The Company had short-term notes payable to the System totaling $5,495,000 and $1,425,000 at December 31, 1996 and 1995, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. This rate averaged 8.3% and 8.8% in 1996 and 1995, respectively.

      The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.3% and 5.8% in 1996 and 1995, respectively. The Company had borrowings from the Pool of $4,905,000 and $425,000 at December 31, 1996 and 1995, respectively.

 (d) Disclosures about Fair Value of Financial Instruments

      The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1996 and 1995 are as follows:

                                   1996                  1995
                                      (Dollars in Thousands)

                           Carrying     Fair       Carrying    Fair
                             Value     Value         Value    Value

      Long-Term Debt        $78,100   $ 85,289      $91,750  $103,055

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

      Components of pension expense and related assumptions to develop pension expense were as follows:
                                                  1996       1995       1994
                                                   (Dollars in Thousands)

      Service cost                             $  2,310   $  1,912   $  2,278
      Interest cost                               7,172      7,094      6,378
      Return on plan assets - (gain)/loss       (13,542)   (18,598)     1,345
      Net amortization and deferral               7,445     12,909     (6,297)
      Total pension expense                       3,385      3,317      3,704
      Transfers from affiliated
        companies, net                              487        463        478
      Less: Amounts capitalized
            and deferred                            292        342        336
      Net pension expense                      $  3,580   $  3,438   $  3,846


 Discount rate                                    7.25%      8.50%      7.25%
 Assumed rate of return                           8.75       9.00       8.50
 Rate of increase in future compensation          4.25       5.00       4.50

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

<PAGE 29>

                            COMMONWEALTH GAS COMPANY

                                                   1996         1995
                                                 (Dollars in Thousands)
      Accumulated benefit obligation:
        Vested                                   $(74,341)    $(71,818)
        Nonvested                                  (9,084)      (7,805)
                                                 $(83,425)    $(79,623)

      Projected benefit obligation               $(99,811)    $(96,032)
      Plan assets at fair market value            101,182       91,168
      Projected benefit obligation
        (greater) less than plan assets             1,371       (4,864)
      Unamortized transition obligation             3,098        3,717
      Unrecognized prior service cost               4,824        5,327
      Unrecognized gain                           (16,566)     (10,685)
      Accrued pension liability                  $ (7,273)    $ (6,505)

      The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                     1996         1995

      Discount rate                                  7.50%        7.25%
      Rate of increase in future compensation        4.25         4.25

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

 (b)  Other Postretirement Benefits

      Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

      To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
 Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $4.3 million and $4.4 million to these trusts during 1996 and 1995, respectively.

<PAGE 30>

                            COMMONWEALTH GAS COMPANY

      The net periodic postretirement benefit cost for the years ended December 31, 1996 and 1995 include the following components and related assumptions:

                                                      1996        1995
                                                   (Dollars in Thousands)

      Service cost                                  $   551     $   452
      Interest cost                                   2,878       2,848
      Return on plan assets                          (1,348)     (1,408)
      Amortization of transition obligation
        over 20 years                                 1,700       1,700
      Net amortization and deferral                     482         811
         Total postretirement benefit cost            4,263       4,403
      Transfers to affiliated companies, net            520         524
      Less: Amounts capitalized and deferred          2,612       2,834
         Net postretirement benefits cost           $ 2,171     $ 2,093


      Discount rate                                    7.25%       8.50%
      Assumed rate of return                           8.75        9.00
      Rate of increase in future compensation          4.25        5.00

      The funded status of the Company's postretirement benefits plan using a measurement date of December 31, 1996 and 1995 is as follows:

                                                         1996        1995
                                                      (Dollars in Thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                      $ (24,302)  $ (24,263)
        Fully eligible active plan participants          (3,456)     (3,848)
        Other active plan participants                  (10,885)    (11,318)
                                                        (38,643)    (39,429)
      Plan assets at fair market value                   12,636       9,086
      Accumulated postretirement benefit obligation
         greater than plan assets                       (26,007)    (30,343)
      Unamortized transition obligation                  27,203      28,904
      Unrecognized (gain) loss                           (1,196)      1,439
                                                      $     -     $     -

<PAGE 31>

                            COMMONWEALTH GAS COMPANY

      The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1996 and 1995:

                                                         1996        1995

      Discount rate                                      7.50%       7.25%
      Rate of increase in future compensation            4.25        4.25
      Medicare Part B premiums                           9.50       12.20
      Medical care                                       7.00        8.00
      Dental care                                        5.00        5.00

      The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 5%, respectively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have $460,000 impact on the Company's annual expense and would change the APBO by approximately $4.6 million.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect post-retirement benefit expense in future years.

      The Company has recently requested a ruling from the DPU as it seeks to fully recover its postretirement benefits costs. In addition, the Company has requested to amortize its deferred balance of $10 million over a period not to exceed ten years. While the Company is unable to predict the ultimate outcome of its request, it believes that it is probable that the DPU will authorize similar treatment as provided to its affiliate Commonwealth Electric.

 (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $1,100,000 in 1996, $1,439,000 in 1995 and $1,447,000 in 1994.

(6)  Commitments and Contingencies

 (a) Construction and Financing Program

      The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1997 through 2001. Of that amount, $17.8 million is estimated for 1997. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors.

<PAGE 32>

                            COMMONWEALTH GAS COMPANY

 (b) LNG Service Contract

      The Company has long-term contracts with Hopkinton LNG Corp., a wholly-owned subsidiary of the System, for liquefaction and vaporization services. The contracts extend on a year-to-year basis, subject to the giving of a notice to terminate by the Company at least five years in advance of the anticipated termination date.

(7)   Gas Refunds

      During 1996, 1995 and 1994, the Company received refunds from its gas suppliers in settlement of several rate cases that had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $7,656,000 in 1996, $9,061,000 in 1995 and $6,077,000 in 1994.

(8)   Lease Obligations

      The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

      Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1996:

                                                     Operating Leases
                                                 (Dollars in Thousands)

            1997                                        $ 5,344
            1998                                          4,572
            1999                                          3,954
            2000                                          2,930
            2001                                          2,222
            Beyond 2001                                   9,551
            Total future minimum lease payments         $28,573

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $5,027,000 in 1996, $4,931,000 in 1995 and
 $3,699,000 in 1994. There were no contingent rentals and no sublease rentals for the years 1996, 1995 and 1994.

(9)   Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment.
 These regulations authorize federal and state regulatory agencies to identify and remediate hazardous waste sites and to seek recovery from statutorily liable parties (usually referred to as potentially responsible parties or PRPs), or to order these PRPs to undertake the clean-up themselves. (Refer to "Environmental Matters" filed under Item 7 of this report for additional information.)

<PAGE 33>

                            COMMONWEALTH GAS COMPANY

                                    PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.      Index to Financial Statements

            Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under
            Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 16).

(a) 2.      Index to Financial Statement Schedules

            Filed herewith at page indicated is financial statement schedule of the Company:

            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1995 and 1994 (page 38).

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

     c.     The following is a glossary of acronyms used throughout the
            Exhibit Index:

<PAGE 34>

                            COMMONWEALTH GAS COMPANY

               AGT         Algonquin Gas Transmission Company
               CE          Commonwealth Electric Company
               CEC         Canal Electric Company
               CEL         Cambridge Electric Light Company
               CES         Commonwealth Energy System
               CG          Commonwealth Gas Company
               CNG         CNG Transmission Corporation
               HOPCO       Hopkinton LNG Corp.
               NBGEL       New Bedford Gas and Edison Light Company
               TET         Texas Eastern Transmission Corporation
               TGP         Tennessee Gas Pipeline Company
               TGT         Tennessee Gas Transmission Corporation

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

<PAGE 35>

                            COMMONWEALTH GAS COMPANY

     12. Eleventh Supplemental on Form S-1 (June, 1972) (Exhibit 4(b)(2), File No. 2-48556).
     13.    Twelfth Supplemental on Form S-1 (Aug., 1973) (Exhibit
            4(b)(3), File No. 2-48556).
     14.    Thirteenth Supplemental on Form 10-K (1992) (Exhibit 1, File No.
            2-1647).
     15.    Fourteenth Supplemental on Form 10-K (1990) (Exhibit 1, File No.
            2-1647).
     16.    Fifteenth Supplemental on Form 10-K (1982) (Exhibit 1, File No. 2-
            1647).
     17.    Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
            1647).
     18. Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No. 2-1647).
     19. Eighteenth Supplemental on Form 10-Q (March, 1994) (Exhibit 1, File No. 2-1647).

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

10.1.7 Gas Sales Agreement by and between Enron Gas Marketing, Inc. and CG relating to the sale and purchase of natural gas on an interruptible basis, dated June 17, 1986 (Exhibit 3 to the CG Form 10-Q (June 1986), File No. 2-1647).

<PAGE 36>


10.1.8 Service Agreement dated December 14, 1985 and an amendment thereto dated May 15, 1986 by and between TET and CG to receive, transport and deliver to points of delivery natural gas for the account of the CG dated December 14, 1985 (Exhibit 5 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.9 Gas Transportation Agreement by and between TET and CG to receive transport and deliver on an interruptible basis, certain quantities of natural gas for the account of CG dated January 31, 1986 (Exhibit 6 to the CG Form 10-Q (June 1986), File No. 2-1647).

10.1.10 1986 Consolidating Supplement to CG Service Contract and NBGEL by and between CG and HOPCO dated December 31, 1986 amending and consolidating the CG Service Contract and the New Bedford Gas Service Contract both as amended December 1, 1976 and supplemented September 14, 1977 (Exhibit 2 to the CG Form 10-Q (March 1988), File No. 2 -1647).

10.1.11 Service Agreement dated May 19, 1988, by and between TET and CG, whereby TET agrees to receive, transport and deliver natural gas to CG (Exhibit 1 to the CG Form 10-Q (September 1988), File No. 2-
            1647).

10.1.12 Gas Transportation Agreement by and between AGT and CG to receive, transport and deliver certain quantities of natural gas on a firm basis for the account of CG dated December 1, 1988 (Exhibit 2 to the CG 1988 Form 10-K, File No. 2-1647).

10.1.13 Gas Sales Agreement between Tejas Power Corporation (seller) and CG (purchaser) for the purchase of spot market gas, dated February 21, 1989 with a contract term of at least one year (Exhibit 2 to the CG Form 10-Q (March 1989), File No. 2-1647).

10.1.14 Gas Sales Agreement between Vitol (seller) and CG (purchaser) for the purchase of spot market gas, dated April 5, 1988, with a contract term of at least one year (Exhibit 1 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.1.15 Gas Storage Agreement between Steuben Gas Storage Company and CG (customer) for the storage and delivery of customer's natural gas to and from underground gas storage facilities, dated May 23, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (June 1989), File No. 2-1647).

10.1.16 Gas Sales Agreement between Fina Oil and Chemical Company (seller) and CG (purchaser) for the purchase of spot market gas, dated July 10, 1989, with a contract term of at least one year (Exhibit 3 to the CG Form 10-Q (September 1989), File No. 2-1647).

10.1.17 Gas Sales Agreement Panenergy (seller) and CG (purchaser) for the purchase of spot market gas, dated August 14, 1989, with a contract term of at least one year (Exhibit 4 to the CG Form 10-Q (September 1989), File No. 2-1647).

<PAGE 37>

                            COMMONWEALTH GAS COMPANY

10.1.18 Gas Sales Agreement between LGN&E (seller) and CG (purchaser) for the purchase of firm gas, dated August 15, 1990, with a contract term of at least six years (Exhibit 1 to the CG Form 10-Q (September 1990), File No. 2-1647).

10.1.19 Transportation Agreement between AGT and CG to provide for firm transportation of natural gas on a daily basis, dated December 1, 1988 (Exhibit 3 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.20 Gas Sales Agreement between AGT and CG to reduce the volume of Rate Schedule F-1, dated October 15, 1990 (Exhibit 5 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.21 Transportation Agreement between AGT and CG for Rate Schedule AFT-1, Agreement No. 90103, dated November 1, 1990 (Exhibit 6 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.22 Transportation Agreement between TGP and CG dated September 1, 1991 (Exhibit 9 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.23 Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas Storage Company to TGP, dated September 24, 1991 (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).

10.1.24 Service Line Agreement by and between CG and Milford Power Limited Partnership dated March 12, 1992 for a term ending January 1, 2013 (Exhibit 1 to the CG Form 10-Q (March 1992), File No. 2-1647).

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

Filed herewith:

Exhibit 27.

            Financial Data Schedule for the year ended December 31, 1996 (Filed herewith as Exhibit 1)

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended December 31, 1996.

<PAGE 38>

                                                            SCHEDULE II

                            COMMONWEALTH GAS COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                             (Dollars in Thousands)




                                       Additions
                      Balance   Provision                 Deductions    Balance
                     Beginning  Charged to                 Accounts     at End
Description           of Year   Operations   Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts                Year Ended December 31, 1996

                      $ 2,691     $ 4,381      $ 1,213      $ 5,547     $ 2,738


                                   Year Ended December 31, 1995

                      $ 2,827     $ 4,855      $ 1,375      $ 6,366     $ 2,691


                                   Year Ended December 31, 1994

                      $ 3,162     $ 5,496      $ 1,405      $ 7,236     $ 2,827

<PAGE 39>

                            COMMONWEALTH GAS COMPANY
                         FORM 10-K    DECEMBER 31, 1996

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

Principal Executive Officers:

WILLIAM G. POIST                                            March 27, 1997
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                                March 27, 1997
Russell D. Wright,
President and Chief Operating Officer

Principal Financial and Accounting Officer:
JAMES D. RAPPOLI                                            March 27, 1997
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                            March 27, 1997
William G. Poist, Director

JAMES D. RAPPOLI                                            March 27, 1997
James D. Rappoli, Director

R. D. WRIGHT                                                March 27, 1997
Russell D. Wright, Director