Form 10-Q
period 1997-03-31
COMMONWEALTH GAS CO
filed 1997-05-14
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                                                    Outstanding at
           Class of Common Stock                      May 1, 1997
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)




                                                   March 31,    December 31,
                                                     1997           1996
                                                  (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost    $361,144        $358,783
  Less -  Accumulated depreciation                  106,922         102,278
                                                    254,222         256,505
  Add  -  Construction work in progress               1,018             836
                                                    255,240         257,341

CURRENT ASSETS
  Cash                                                2,455             421
  Accounts receivable                                66,720          47,329
  Unbilled revenues                                   9,844          20,885
  Inventories, at average cost                        9,078          24,704
  Prepaid taxes -
   Property                                             841           3,061
   Income                                                -            5,619
  Other                                               1,996             981
                                                     90,934         103,000

DEFERRED CHARGES
  Regulatory assets                                  23,027          23,522
  Other                                               5,231           5,067
                                                     28,258          28,589

                                                   $374,432        $388,930









                            See accompanying notes.

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)



                                                   March 31,    December 31,
                                                     1997           1996
                                                  (Unaudited)

CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71,425        $ 71,425
   Amounts paid in excess of par value               27,739          27,739
   Retained earnings                                 27,429          10,856
                                                    126,593         110,020
 Long-term debt, less current sinking
   fund requirements                                 74,450          74,450
                                                    201,043         184,470
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                            31,375          58,200
   Advances from affiliates                           7,335          10,400
                                                     38,710          68,600
 Other Current Liabilities -
   Current sinking fund requirements                  3,650           3,650
   Accounts payable -
     Affiliated companies                             1,251           3,081
     Other                                           29,054          32,904
   Accrued taxes -
     Income                                           2,425              -
     Local property and other                         2,968           3,060
   Other                                             20,762          18,091
                                                     60,110          60,786
                                                     98,820         129,386
 DEFERRED CREDITS
   Accumulated deferred income taxes                 38,072          37,088
   Unamortized investment tax credits and other       5,612           5,660
   Other                                             30,885          32,326
                                                     74,569          75,074

                                                   $374,432        $388,930


                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)




                                                 1997         1996

GAS OPERATING REVENUES                         $132,313     $123,725

OPERATING EXPENSES
  Cost of gas sold                               74,640       64,150
  Other operation and maintenance                19,702       22,554
  Depreciation                                    4,472        4,335
  Taxes -
    Income                                       10,450       10,374
    Local property                                2,603        2,443
    Payroll and other                             1,321          976
                                                113,188      104,832

OPERATING INCOME                                 19,125       18,893

OTHER INCOME                                         76          207

INCOME BEFORE INTEREST CHARGES                   19,201       19,100

INTEREST CHARGES
  Long-term debt                                  1,656        1,964
  Other interest charges                            983          782
  Allowance for borrowed funds
    used during construction                        (11)          (6)
                                                  2,628        2,740

NET INCOME                                       16,573       16,360

RETAINED EARNINGS -
  Beginning of period                            10,856       10,495
  Dividends on common stock                         -         (8,571)

RETAINED EARNINGS -
  End of period                                $ 27,429     $ 18,284






                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)




                                                       1997           1996

OPERATING ACTIVITIES
 Net income                                         $ 16,573       $ 16,360
 Effects of noncash items -
   Depreciation and amortization                       5,471          4,996
   Deferred income taxes and investment
     tax credits, net                                    775            820
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       13,424          9,489
 All other operating items                            (1,682)        (1,927)
Net cash provided by operating activities             34,561         29,738

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (2,626)        (1,381)
 Allowance for borrowed funds used
   during construction                                   (11)            (6)
 Advances to affiliates                                  -           (5,500)
Net cash used for investing activities                (2,637)        (6,887)

FINANCING ACTIVITIES
 Payment of dividends                                    -           (8,571)
 Payment of short-term borrowings                    (26,825)       (12,200)
 Advances to affiliates                               (3,065)        (1,850)
Net cash used for financing activities               (29,890)       (22,621)

Net increase in cash                                   2,034            230
Cash at beginning of period                              421          2,113
Cash at end of period                               $  2,455       $  2,343


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest, net of amounts capitalized             $  1,974       $  1,961
   Income taxes                                     $  1,513       $  5,768


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

         The Company has 636 regular employees including 418 (66%) who are represented by three collective bargaining units with agreements which will remain in effect until September 1998, March 2002 and June 2002.

(2) Significant Accounting Policies

         (a) Principles of Accounting

         The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of revenue from firm sales for the year.

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

         The unaudited financial statements for the periods ended March 31, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

         Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DPU has permitted or is expected to permit recovery of specific costs over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the Company's financial position or results of operations upon adoption.
    This result may change as modifications are made to the current regulatory framework including utility industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

         The principal regulatory assets included in deferred charges were as follows:
                                                      March 31,    Dec. 31,
                                                         1997        1996
                                                      (Dollars in Thousands)
      Postretirement benefits costs including
        pensions                                      $10,501      $ 9,972
      FERC Order 636 transition costs                   8,624        9,680
      Environmental costs                               3,902        3,870
        Total regulatory assets                       $23,027      $23 522

      On April 15, 1997, the DPU issued an accounting ruling allowing the Company to include in cost-of-service postretirement benefits costs and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years beginning April 1997.

      The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.6 million at March 31, 1997 and December 31, 1996.

(3)   Commitments

      Construction Program

      The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1997 through 2001. Of that amount, $17.8 million is estimated for 1997. As of March 31, 1997, the Company's actual construction expenditures amounted to approximately $2.6 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

   A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1997 and 1996 is shown below:

                                                    Three Months
                                                   Ended March 31,
                                                   1997 and 1996
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

  Gas Operating Revenues                         $  8,588      6.9%

  Operating Expenses -
    Cost of gas sold                               10,490     16.4
    Other operation and maintenance                (2,852)   (12.6)
    Depreciation                                      137      3.2
    Taxes -
       Federal and state income                        76      0.7
       Local property and other                       505     14.8
                                                    8,356      8.0

  Operating Income                                    232      1.2

  Other Income                                       (131)   (63.3)

  Income Before Interest Charges                      101      0.5

  Interest Charges                                   (112)    (4.1)

  Net Income                                     $    213      1.3

  Firm Unit Sales BBTU                               (937)    (5.2)



      The following is a summary of unit sales for the periods indicated:


                    Unit Sales - In Billions of British Thermal Units (BBTU)

Three Months Ended                                        Off-       Quasi-
                       Total      Firm   Interruptible   System       Firm
  March 31, 1997       18,508    17,257      451           797          3
  March 31, 1996       18,940    18,194      357           249        140

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

   For the first three months of 1997, operating revenues increased $8.6 million or 6.9% due primarily to a higher level of cost of gas sold ($10.5 million) offset, in part, by lower firm unit sales (937 BBTU or $1.3 million under prior year) and lower conservation and load management (C&LM) costs ($874,000).

   The decline in firm unit sales for the first three months of 1997 reflects significant decreases to all customer segments including residential (5.2%), commercial (5.5%) and industrial (6.0%) that were due primarily to milder weather experienced in this region as compared to a much colder period in 1996. For the current quarter, heating degree days totaled 2,965, 10.3% lower than last year and 7.1% below the normal level of 3,192. The fluctuation in non-firm sales reflects the competitive environment that currently exists in the natural gas industry.

Other Operation and Maintenance

   For the current quarter, other operation and maintenance declined by $2.9 million (12.6%) due primarily to lower labor costs resulting from 8.2% decline in the number of regular employees ($1.0 million), lower C&LM costs ($874,000) and the reversal in the current period of an accrual relating to a vacation time adjustment resulting from a 1996 labor dispute ($814,000).

Depreciation and Taxes

   Depreciation increased by 3.2% during the first quarter due to a higher level of depreciable plant. The increase in local property and other taxes of nearly 15% was due primarily to an increase in state unemployment taxes ($408,000) related to the 1996 labor dispute.

Other Income and Interest Charges

   Other income decreased by ($131,000) 63.3% during the first three months of 1997 due primarily to declines in revenues associated with the Company's merchandising program for water heaters and heating systems ($51,000) and interest income related to deferred gas costs ($31,000).

   Total interest charges decreased $112,000 due to lower interest charges relating to deferred gas costs ($559,000) and a decline in long-term debt interest charges ($308,000) due to the retirement of $10 million in long-term debt at the end of 1996 as well as scheduled sinking fund payments. This was somewhat offset by an increase in interest on short-term borrowings ($602,000) due to a higher average level of short-term borrowings. Short-term interest rates remained favorable at approximately 5.6% for both periods.

Environmental Matters

   The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. In April, the Company recorded an additional liability and corresponding regulatory asset of $1.2 million due to an increase in the site clean-up cost estimate for an MGP site

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

for which the Company was previously cited as a Potentially Responsible Party. The DPU has approved recovery of costs associated with MGP sites. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the Company's 1996 Annual Report on Form 10-K.

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1997.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended March 31, 1997.

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



Date:  May 14, 1997