Form 10-Q
period 1997-06-30
COMMONWEALTH GAS CO
filed 1997-08-14
CIK 22620

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                                                    Outstanding at
           Class of Common Stock                    August 1, 1997
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)




                                                   June 30,     December 31,
                                                     1997           1996
                                                  (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost    $363,672        $358,783
  Less -  Accumulated depreciation                  108,434         102,278
                                                    255,238         256,505
  Add  -  Construction work in progress               2,385             836
                                                    257,623         257,341

CURRENT ASSETS
  Cash                                                1,534             421
  Accounts receivable                                37,145          47,329
  Unbilled revenues                                   7,946          20,885
  Inventories, at average cost                       17,411          24,704
  Prepaid taxes -
   Property                                              -            3,061
   Income                                             4,739           5,619
  Other                                               1,948             981
                                                     70,723         103,000

DEFERRED CHARGES
  Regulatory assets                                  21,532          23,522
  Other                                               5,034           5,067
                                                     26,566          28,589

                                                   $354,912        $388,930













                            See accompanying notes.

<PAGE 3>


                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)



                                                    June 30,    December 31,
                                                     1997           1996
                                                  (Unaudited)

CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71,425        $ 71,425
   Amounts paid in excess of par value               27,739          27,739
   Retained earnings                                 18,543          10,856
                                                    117,707         110,020
 Long-term debt, less current sinking
   fund requirements                                 74,450          74,450
                                                    192,157         184,470
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                            23,325          58,200
   Advances from affiliates                           1,225          10,400
                                                     24,550          68,600
 Other Current Liabilities -
   Current sinking fund requirements                  3,650           3,650
   Accounts payable -
     Affiliated companies                             2,151           3,081
     Other                                           21,707          32,904
   Accrued local property and other taxes               899           3,060
   Other                                             36,274          18,091
                                                     64,681          60,786
                                                     89,231         129,386
 DEFERRED CREDITS
   Accumulated deferred income taxes                 38,400          37,088
   Unamortized investment tax credits and other       5,561           5,660
   Other                                             29,563          32,326
                                                     73,524          75,074

                                                   $354,912        $388,930






                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                  Three Months Ended        Six Months Ended
                                    1997      1996          1997       1996


GAS OPERATING REVENUES            $ 61,062  $ 68,385      $193,375  $192,110

OPERATING EXPENSES
 Cost of gas sold                   33,385    40,814       108,025   104,964
 Other operation and maintenance    26,992    23,235        46,694    45,789
 Depreciation                        1,768     1,511         6,240     5,846
 Taxes -
   Income                           (2,337)     (652)        8,113     9,722
   Local property                    1,233     1,000         3,836     3,443
   Payroll and other                   643       540         1,964     1,516
                                    61,684    66,448       174,872   171,280

OPERATING INCOME                      (622)    1,937        18,503    20,830

OTHER INCOME                            11       111            87       318

INCOME BEFORE INTEREST
 CHARGES                              (611)    2,048        18,590    21,148

INTEREST CHARGES
 Long-term debt                      1,656     1,965         3,312     3,929
 Other interest charges                926       797         1,909     1,579
 Allowance for borrowed funds
   used during construction            (21)      (13)          (32)      (19)
                                     2,561     2,749         5,189     5,489

NET INCOME (LOSS)                   (3,172)     (701)       13,401    15,659

RETAINED EARNINGS -
 Beginning of period                27,429    18,284        10,856    10,495
 Dividends on common stock          (5,714)   (5,000)       (5,714)  (13,571)

RETAINED EARNINGS -
 End of period                    $ 18,543  $ 12,583      $ 18,543  $ 12,583








                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)




                                                       1997           1996


OPERATING ACTIVITIES
 Net income                                         $ 13,401       $ 15,659
 Effects of noncash items -
   Depreciation and amortization                       7,579          6,985
   Deferred income taxes and investment
     tax credits, net                                    856            918
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       37,285         14,276
 All other operating items                            (1,454)        (3,987)
Net cash provided by operating activities             57,667         33,851

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (6,758)        (3,233)
 Allowance for borrowed funds used
   during construction                                   (32)           (19)
 Advances to affiliates                                  -           (4,200)
Net cash used for investing activities                (6,790)        (7,452)

FINANCING ACTIVITIES
 Payment of dividends                                 (5,714)       (13,571)
 Payment of short-term borrowings                    (34,875)       (12,200)
 Payments to affiliates                               (9,175)        (1,850)
Net cash used for financing activities               (49,764)       (27,621)

Net increase (decrease) in cash                        1,113         (1,222)
Cash at beginning of period                              421          2,113
Cash at end of period                               $  1,534       $    891


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  4,855       $  3,990
   Income taxes                                     $  6,106       $  9,453







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

         The Company has 623 regular employees including 413 (66%) who are represented by three collective bargaining units with agreements which will remain in effect until September 1998, March 2002 and June 2002.

         During the second quarter of 1997, the system initiated a voluntary personnel reduction program. For additional information, see the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations.

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

         The unaudited financial statements for the periods ended June 30, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure and the accrual of costs associated with the personnel reduction program referred to above.

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

         The principal regulatory assets included in deferred charges were as follows:
                                                       June 30,    Dec. 31,
                                                         1997        1996
                                                      (Dollars in Thousands)
      Postretirement benefits costs including
        pensions                                      $10,123      $ 9,972
      FERC Order 636 transition costs                   8,054        9,680
      Environmental costs                               3,355        3,870
        Total regulatory assets                       $21,532      $23 522

         On April 15, 1997, the DPU issued an accounting ruling allowing the Company to include in cost-of-service postretirement benefits costs and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years beginning April 1997.

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.5 and $8.6 million at June 30, 1997 and December 31, 1996, respectively.

(3) Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1997 through

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

    2001. Of that amount, $17.8 million is estimated for 1997. As of June 30, 1997, the Company's actual construction expenditures amounted to approximately $6.8 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

 A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1997 and 1996 is shown below:
                                      Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                      1997 and 1996          1997 and 1996
                                             Increase (Decrease)
                                           (Dollars in thousands)

Gas Operating Revenues            $(7,323)   (10.7)%     $  1,265      0.7 %

Operating Expenses -
 Cost of gas sold                  (7,429)   (18.2)         3,061      2.9
 Other operation and maintenance    3,757     16.2            905      2.0
 Depreciation                         257     17.0            394      6.7
 Taxes -
   Federal and state income        (1,685)  (258.4)        (1,609)   (16.6)
   Local property and other           336     21.8            841     17.0
                                   (4,764)    (7.2)         3,592      2.1

Operating Income                   (2,559)  (132.1)        (2,327)   (11.2)

Other Income                         (100)   (90.1)          (231)   (72.6)

Income Before Interest Charges     (2,659)  (129.8)        (2,558)   (12.1)

Interest Charges                     (188)    (6.8)          (300)    (5.5)

Net Income                        $(2,471)  (352.5)      $ (2,258)   (14.4)

Firm Unit Sales - BBTU                (98)    (1.4)        (1,035)    (4.1)


     The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)

                                                          Off-       Quasi-
                       Total      Firm   Interruptible   System       Firm
Three Months Ended
  June 30, 1997         7,990     6,804        428          735        23
  June 30, 1996         8,506     6,902        539          704       361

Six Months Ended
  June 30, 1997        26,498    24,061        879        1,532        26
  June 30, 1996        27,430    25,096        896          953       485

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    For the first six months of 1997, operating revenues showed a slight increase of approximately $1.2 million due primarily to an increase in the cost of gas sold offset by lower conservation and load management (C&LM) costs ($2.1 million). During the current quarter, operating revenues decreased $7.3 million or 10.7% due primarily to a $7.4 million decrease in the cost of gas sold reflecting declines in both firm and non-firm unit sales. Revenues for both the current quarter and year-to-date period also include the recognition of margins earned on off-system contracts ($644,000).

    The decline in firm unit sales for the first half of 1997 reflects decreases to all customer segments including residential (3.4%), commercial (4.3%) and industrial (10.4%) that were due primarily to milder weather experienced in this region as compared to a much colder period in 1996. Degree days for the current six-month period totaled 3,933, 7.3% lower than last year and 3.6% below the normal level of 4,081. For the current quarter, degree days were 3.6% higher than the 1996 total of 934 due to a slightly cooler than average Spring. The fluctuations in non-firm sales for both the current quarter and year-to-date period reflect the competitive environment that currently exists in the natural gas industry. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers.

Other Operation and Maintenance

    For the current quarter, other operation and maintenance increased $3.8 million or 16.2% due to one-time costs ($6.8 million) related to a Personnel Reduction Program (PRP) initiated during the current quarter (as further discussed below). The impact of the PRP was offset somewhat by the absence of costs related to the 1996 labor dispute ($1.7 million) and lower C&LM costs ($1.3 million).

Depreciation and Taxes

    Depreciation expense increased during the current six-month period and the current quarter due to higher levels of depreciable plant-in-service. The change in federal and state income taxes in both periods reflects the lower level of pretax income.

    The 17% increase in local property and other taxes for the current six-month-period is due to an increase in state unemployment taxes ($448,000) related to the 1996 labor dispute and higher property tax assessments and rates ($393,000).

Other Income and Interest Charges

    The decrease in other income for both the current quarter and six-month period reflects a decline in revenues associated with the Company's merchandising program for water heaters and conversion burners and interest related to deferred gas costs.

    Total interest charges decreased 5.5% during the current six-month period due to lower interest charges on deferred gas costs ($769,000) and a decline

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

in long-term interest costs ($617,000). The impact of these factors was offset by an increase in interest on short-term borrowings ($1.1 million) due to a higher average level of short-term borrowings.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. In April, the Company recorded an additional liability and corresponding regulatory asset of $1.2 million due to an increase in the site clean-up cost estimate for an MGP site for which the Company was previously cited as a Potentially Responsible Party. The DPU has approved recovery of costs associated with MGP sites. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the Company's 1996 Annual Report on Form 10-K.

Proposed Long-term Financing

    On June 12, 1997, the Company received approval from the DPU for a proposed financing plan which includes $35 million of long-term debt. The proceeds from this financing, which is expected to be completed in the third quarter, will be used to retire short-term debt incurred for the purpose of temporarily financing additions to property, plant and equipment and for general working capital needs.

Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System's companies. This action follows the recent management consolidation of the system's electric and gas operations. The expectation is that the workforce will be reduced by 15% to 20%.

    The PRP is offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements is subject to negotiation. The election period is from May 13 through August 29, 1997. The system reserves the right to limit the number of participants in the program to 300; however, the system expects the final participation level to exceed this amount.

    The program provides severance based on years of service, the continu-ation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

    Currently, approximately 14% of the Company's employees have applied for the PRP. The Company estimates that the cost of termination benefits as described above, including a portion of costs for certain affiliates will approximate $6.8 million which was recorded in the second quarter and had an after-tax income impact of $4.1 million. The payback period is expected to be less than one year.

Gas Industry Restructuring

    On July 18, 1997, the DPU requested that the Massachusetts gas utility industry initiate a statewide restructuring. The ten utilities, including Commonwealth Gas, are directed to begin a collaborative process that will establish guiding principles and specific procedures for unbundling rates and services for all customers. The process is required to begin on or before August 15, 1997 and a report is to be submitted to the DPU no later than November 15, 1997.

    The DPU listed six principles that it considers important to the success of a competitive natural gas market that will provide safe and reliable service at the lowest possible cost to customers. The natural gas market would: (1) provide the broadest possible choice; (2) provide all customers with an opportunity to share in the benefits of increased competition; (3) ensure full and fair competition in the gas supply market; (4) functionally separate supply from local distribution services; (5) support and further the goals of environmental regulation; and lastly (6) rely on incentive regulation where a fully competitive market cannot or presently does not exist.

    In addition, the DPU outlined several specific issues that it expects the collaborative to address: (1) services that can be offered on a competitive basis; (2) terms and condition of service; (3) consumer protections and social programs; (4) mitigation of gas-related and non-gas related transition costs;
(5) third-party supplier qualifications; and (6) curtailment principles. The DPU also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1997.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 1997.

<PAGE 14>

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




Date:  August 14, 1997