Form 10-Q
period 1997-09-30
COMMONWEALTH GAS CO
filed 1997-11-14
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1997
        Common Stock, $25 par value                2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)




                                                 September 30,  December 31,
                                                     1997           1996
                                                  (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost    $369,044        $358,783
  Less -  Accumulated depreciation                  109,237         102,278
                                                    259,807         256,505
  Add  -  Construction work in progress               1,866             836
                                                    261,673         257,341

CURRENT ASSETS
  Cash                                                  753             421
  Advances to affiliates                              6,300             -
  Accounts receivable                                19,043          47,329
  Unbilled revenues                                   8,249          20,885
  Inventories, at average cost                       27,990          24,704
  Prepaid taxes -
   Income                                             9,080           5,619
   Property                                           5,747           3,061
  Other                                               1,245             981
                                                     78,407         103,000

DEFERRED CHARGES
  Regulatory assets                                  20,886          23,522
  Other                                               5,547           5,067
                                                     26,433          28,589

                                                   $366,513        $388,930












                            See accompanying notes.

<PAGE 3>


                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)



                                                 September 30,  December 31,
                                                     1997           1996
                                                  (Unaudited)

CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71,425        $ 71,425
   Amounts paid in excess of par value               27,739          27,739
   Retained earnings                                 12,922          10,856
                                                    112,086         110,020
 Long-term debt, less current sinking
   fund requirements                                109,450          74,450
                                                    221,536         184,470
CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                            15,000          58,200
   Advances from affiliates                             -            10,400
                                                     15,000          68,600
 Other Current Liabilities -
   Current sinking fund requirements                  3,650           3,650
   Accounts payable -
     Affiliated companies                             3,131           3,081
     Other                                           23,005          32,904
   Accrued local property and other taxes             5,960           3,060
   Other                                             20,614          18,091
                                                     56,360          60,786
                                                     71,360         129,386
 DEFERRED CREDITS
   Accumulated deferred income taxes                 39,052          37,088
   Unamortized investment tax credits and other       5,510           5,660
   Other                                             29,055          32,326
                                                     73,617          75,074

                                                   $366,513        $388,930






                            See accompanying notes.

<PAGE 4>


                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                    1997      1996          1997       1996

GAS OPERATING REVENUES            $ 41,911  $ 48,872      $235,286  $240,982

OPERATING EXPENSES
 Cost of gas sold                   28,009    32,801       136,034   137,765
 Other operation and maintenance    18,717    21,694        65,411    67,483
 Depreciation                        1,040     1,007         7,280     6,853
 Taxes -
   Income                           (3,832)   (4,081)        4,281     5,641
   Local property                      609       579         4,445     4,022
   Payroll and other                   668       377         2,632     1,893
                                    45,211    52,377       220,083   223,657

OPERATING INCOME (LOSS)             (3,300)   (3,505)       15,203    17,325

OTHER INCOME                           232       166           319       484

INCOME (LOSS) BEFORE INTEREST
 CHARGES                            (3,068)   (3,339)       15,522    17,809

INTEREST CHARGES
 Long-term debt                      1,690     1,964         5,002     5,893
 Other interest charges                896       714         2,805     2,293
 Allowance for borrowed funds
   used during construction            (33)       (8)          (65)      (27)
                                     2,553     2,670         7,742     8,159

NET INCOME (LOSS)                   (5,621)   (6,009)        7,780     9,650

RETAINED EARNINGS -
 Beginning of period                18,543    12,583        10,856    10,495
 Dividends on common stock             -      (2,856)       (5,714)  (16,427)

RETAINED EARNINGS -
 End of period                    $ 12,922  $  3,718      $ 12,922  $  3,718







                            See accompanying notes.

<PAGE 5>


                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)




                                                       1997           1996

OPERATING ACTIVITIES
 Net income                                         $  7,780       $  9,650
 Effects of noncash items -
   Depreciation and amortization                       9,622          8,274
   Deferred income taxes and investment
     tax credits, net                                    793            968
 Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       26,799        (15,203)
 All other operating items                            (2,254)        (4,598)
Net cash provided by (used for)
   operating activities                               42,740           (909)

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                              (11,729)        (6,316)
 Allowance for borrowed funds used
   during construction                                   (65)           (27)
 Advances to affiliates                               (6,300)           -
Net cash used for investing activities               (18,094)        (6,343)

FINANCING ACTIVITIES
 Payment of dividends                                 (5,714)       (16,427)
 Proceeds from (payment of) short-term borrowings    (43,200)        23,475
 Payments to affiliates                              (10,400)        (1,095)
 Long-term debt issues                                35,000            -
Net cash used for financing activities               (24,314)         5,953

Net increase (decrease) in cash                          332         (1,299)
Cash at beginning of period                              421          2,113
Cash at end of period                               $    753       $    814


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)            $  6,486       $  7,190
   Income taxes                                     $  6,059       $ 11,990




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

         The Company has 573 regular employees including 398 (70%) who are represented by three collective bargaining units with agreements which will remain in effect until September 1998, March 2002 and June 2002.

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

         The unaudited financial statements for the periods ended September 30, 1997 and 1996 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for those described in the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

         The principal regulatory assets included in deferred charges were as follows:
                                                    September 30,  Dec. 31,
                                                        1997         1996
                                                      (Dollars in Thousands)
      Postretirement benefits costs including
        pensions                                      $ 9,866      $ 9,972
      FERC Order 636 transition costs                   7,685        9,680
      Environmental costs                               3,335        3,870
        Total regulatory assets                       $20,866      $23,522

         On April 15, 1997, the DPU issued an accounting ruling allowing the Company to include postretirement benefits costs in cost-of-service and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years beginning April 1997.

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.5 million and $8.6 million at September 30, 1997 and December 31, 1996, respectively.

(3) Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $92 million for the five-year period 1997 through

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

    2001. Of that amount, $17.8 million is estimated for 1997. As of September 30, 1997, the Company's actual construction expenditures amounted to approximately $11.8 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

<PAGE 9>

                           COMMONWEALTH GAS COMPANY

Item 2.  Management's Discussion and Analysis of Results of Operations

      The following is a discussion of major factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1997 and 1996 and unit sales for these periods is shown below:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                      1997 and 1996          1997 and 1996
                                             Increase (Decrease)
                                           (Dollars in thousands)

Gas Operating Revenues            $(6,961)   (14.2)%     $ (5,696)    (2.4)%

Operating Expenses -
 Cost of gas sold                  (4,792)   (14.6)        (1,731)    (1.3)
 Other operation and maintenance   (2,977)   (13.7)        (2,072)    (3.1)
 Depreciation                          33      3.3            427      6.2
 Taxes -
   Federal and state income           249      6.1         (1,360)   (24.1)
   Local property and other           321     33.6          1,162     19.6
                                   (7,166)   (13.7)        (3,574)    (1.6)

Operating Income                      205      5.8         (2,122)   (12.2)

Other Income                           66     39.8           (165)   (34.1)

Income Before Interest Charges        271      8.1         (2,287)   (12.8)

Interest Charges                     (117)    (4.4)          (417)    (5.1)

Net Income                        $   388      6.5       $ (1,870)   (19.4)

Firm Unit Sales - BBTU               (688)   (18.5)        (1,723)    (6.0)

Total Unit Sales - BBTU            (1,196)   (22.8)        (2,127)    (6.5)

     The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)
                                                          Off-       Quasi-
                       Total      Firm   Interruptible   System       Firm
Three Months Ended
 September 30, 1997     4,047     3,027        525          475        20
 September 30, 1996     5,243     3,715        498          723       307

Nine Months Ended
 September 30, 1997    30,545    27,088      1,404        2,007        46
 September 30, 1996    32,673    28,811      1,394        1,676       792

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the third quarter of 1997 decreased approximately $7 million or 14.2% due primarily to a 22.8% decrease in total unit sales. Through the first nine months of this year, operating revenues decreased $5.7 million due to a 6.5% decline in total unit sales and lower conservation and load management (C&LM) costs ($2 million). Revenues for the current nine-month period also include the recognition of margins earned on off-system contracts ($644,000).

    The decline in firm unit sales for the first nine months of 1997 reflects decreases to all customer segments including residential (4.6%), commercial (4.9%) and industrial (18%) that were due primarily to milder weather experienced in this region during the first quarter as compared to a much colder period in 1996. Degree days for the current nine-month period totaled 4,147, 7% lower than last year and 3.5% below the normal level of 4,299. The significant fluctuations in non-firm sales for both the current quarter and year-to-date period reflect the competitive environment that currently exists in the natural gas industry. A portion of the margin realized on these sales reduces the cost of gas sold to firm customers.

Other Operation and Maintenance

    For the current nine-month period, other operation and maintenance decreased approximately $2.1 million due to the absence of net costs associated with a 1996 labor dispute ($3.3 million), lower labor costs resulting from a decrease in the number of employees ($2.3 million), lower C&LM costs ($2 million), reduced maintenance costs relating to distribution ($1.1 million) and a decline in the provision for bad debts reflecting lower reserve requirements ($400,000). These decreases were offset, in part, by a one-time charge ($6.8 million) related to a Personnel Reduction Program initiated during the second quarter (as further discussed below) and higher postretirement benefits costs ($1.4 million) reflecting the full recognition of expenses and amortization of previously deferred costs associated with postretirement benefits.

Depreciation and Taxes

    Depreciation expense increased during both periods due to higher levels of depreciable plant-in-service. The significant change in federal and state income taxes for the nine-month period reflects the lower level of pretax income.

    The $1.2 million increase in local property and other taxes for the current nine-month period is due to an increase in payroll-related taxes ($739,000) resulting from the 1996 labor dispute and higher property tax assessments and rates ($423,000).

Other Income and Interest Charges

    The 34.1% decrease in other income for the nine-month period reflects a decline in interest related to deferred gas costs ($279,000) offset, in part, by an increase in revenues associated with the Company's merchandising program for water heaters and conversion burners ($111,000).

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

    Total interest charges decreased 5.1% during the current nine-month period due to a decline in long-term interest costs ($891,000) and lower interest charges on deferred gas costs ($914,000). The impact of these factors was offset by an increase in interest on short-term borrowings ($1.4 million) due to a higher average level of borrowings.

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

Long-term Financing

    On September 26, 1997, the Company issued $10 million of First Mortgage Sinking Fund Bonds (Series L, 6.54% due 2007) and $25 million of First Mortgage Bonds (Series M, 7.04% due 2017). The proceeds of $35 million were used to retire short-term debt that had been incurred to temporarily finance additions to property, plant and equipment and for general working capital needs. This financing had been approved by the DPU on June 12, 1997.

Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System's companies. This action follows the recent consolidation of the system's electric and gas operations. The expectation is that the workforce will be reduced by 15% to 20%.

    The PRP was offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements was subject to negotiation. The system reserves the right to limit the number of participants in the program to 300; however, the system expects the final participation level to exceed this amount.

    The program provides severance based on years of service, the continu-ation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

    To date, approximately 13% of the Company's employees have terminated employment with the Company as a result of the PRP. The Company estimates that the cost of termination benefits as described above, including a portion of costs for certain affiliates, will approximate $6.8 million which was recorded in the second quarter and had an after-tax income impact of $4.1 million. The payback period is expected to be less than one year.

    Gas Industry Restructuring

    On July 18, 1997, the DPU directed the ten Massachusetts gas utilities, including Commonwealth Gas, to initiate a collaborative process that will establish guiding principles and specific procedures for unbundling rates and services for all customers. The process has begun with meetings among the various interested parties. A report is scheduled to be submitted to the DPU in mid-November.

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

    In addition, the DPU outlined several specific issues that it expects the collaborative to address: (1) services that can be offered on a competitive basis; (2) terms and conditions of service; (3) consumer protections and social programs; (4) mitigation of gas-related and non-gas related transition costs; (5) third-party supplier qualifications; and (6) curtailment principles. The DPU also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

    On August 18, 1997, the DPU noted that the development of unbundling principles and procedures constitutes only a part of the effort necessary to develop full customer choice for gas service. The DPU recognized that each local distribution company will be filing a comprehensive unbundling proposal at some later date. In the interim, the DPU directed those companies that do not currently have unbundled rates, including Commonwealth Gas, to have such rates in effect no later than November 1, 1998.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1997.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1997.

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




Date:  November 14, 1997