Form 10-K
period 1997-12-31
COMMONWEALTH GAS CO
filed 1998-03-31
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

                                               Outstanding at
           Class of Common Stock               March 16, 1998
        Common Stock, $25 par value           2,857,000 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 34 of this report.

<PAGE 2>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1997

                               TABLE OF CONTENTS


                                    PART I
                                                                     PAGE

Item  1.    Business........................................          3

              General.......................................          3
              Gas Supply
                General.....................................          3
                Hopkinton LNG Facility......................          4
              Rates and Regulation..........................          5
              Competition...................................          6
              Construction and Financing....................          7
              Employees.....................................          7

Item  2.    Properties......................................          7

Item  3.    Legal Proceedings...............................          8


                                    PART II

Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................          9

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................         10

Item  8.    Financial Statements and Supplementary Data.....         15

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............         15


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................         34


Signatures..................................................         38

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                                    PART I.

Item 1.     Business

      General

      Commonwealth Gas Company (the Company) is engaged in the distribution and sale of natural gas at retail to approximately 237,000 customers in a 1,067 square mile area which includes 49 communities in eastern, southeastern and central Massachusetts. The approximate year-round population of this service area is 1,128,000.

      The Company, which was organized in 1851 under the laws of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunication and Energy (DTE), formerly the Massachusetts Department of Public Utilities, which regulates retail rates, accounting, issuance of securities and other matters. The Company is a wholly-owned subsidiary of Commonwealth Energy System ("System"), which, together with its subsidiaries, is collectively referred to as "the system." Since the date of its organization the Company has, from time to time, acquired the property and franchises of, or merged with, other gas companies.

      The Company is the only gas distribution utility in its service area and, by virtue of its existing franchises, no other gas distribution utility may extend its operations into the Company's service area without the authorization of the DTE. Alternative sources of energy are available to customers within the service territory, but competition from these sources has not been a significant factor affecting the Company's firm gas sales to existing customers. Even with the higher cost of storage and liquefied natural gas (LNG), which is required to supplement pipeline supply, the overall long-term cost of gas has been competitive with the cost of alternative fuel sources for most of the Company's customers.

      Of the Company's 1997 firm gas unit sales, 56.9% was sold to residential customers, 28.6% to commercial customers, 9.0% to industrial customers and 5.5% to other customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain industrial customers with dual-fuel capability can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice or at contractually scheduled times.

      Gas Supply

      (a)  General

      The Company purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company (Tennessee) and Algonquin Gas Transmission Company (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms of less than one year. The vendors vary from small independent marketers to major gas and oil companies.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

      In addition to firm transportation and gas supplies mentioned above, the Company utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of Federal Energy Regulatory Commission (FERC) Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season.

      The Company entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the DTE and hearings were completed in April 1993. The DTE approved the ANE gas supply contract in November 1995. The Company is presently in negotiations with the parties to allow for final execution of all pertinent agreements and contracts.

      The Company began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1997 there were 218 customers using this transportation service, accounting for 8,462 BBTU or approximately 16% of total throughput.

      (b)  Hopkinton LNG Facility

      A portion of the Company's gas supply during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the System. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

      In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas that are filled with LNG trucked from Hopkinton.

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

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

      Rates and Regulation

      (a)   Automatic Adjustment Clauses

      The Company has a Standard Seasonal Cost of Gas Adjustment rate schedule
(CGA) that provides for the recovery, from firm customers, of purchased gas and conservation and load management costs not recovered through base rates. These schedules, which require DTE approval, are estimated semi-annually and include credits for gas pipeline refunds and profit margins applicable to capacity release, off-system sales and interruptible sales. Actual gas costs are reconciled annually as of October 31, and any difference is included as an adjustment in the calculation of the decimals for the two subsequent six-month periods.

      Periodically, the Company is required to file a long-range forecast of the energy needs and requirements of its market area and annual supplements thereto with the DTE. To approve this long-range forecast and resource plans, the DTE must find, among other things, that the Company's projected firm load is reasonable and based on proven and verifiable forecasting methods and data, and that the Company assembles its supply portfolio based on a prudent resource planning process that can be reasonably expected to meet projected demands on a cost efficient basis. The Company filed its forecast, covering the period November 1996 through October 2001, with the DTE on December 20, 1996.

      (b) Gas Demand and Transition Costs

      The Company is obligated, as part of its pipeline transportation contracts, storage contracts and gas purchase contracts, to pay monthly demand charges which are recovered from customers through the CGA.

      As a direct result of implementation of FERC Order 636, most pipeline companies are incurring transition costs which include the cost of restructuring gas supply contracts, the value of facilities that were supporting the gas sales function and are no longer used and useful for transportation only services, the cost of contracts with upstream pipeline companies and various miscellaneous costs. These costs are billed to the Company and other local distribution companies.

      The Company is collecting all contract restructuring costs from its customers through the CGA as permitted by the DTE.

      (c) Regulatory Matters

      In May 1994, the Company requested the DTE to change the back-up service charges under its firm transportation rate. Back-up charges result when the Company sells gas from its system supplies to a customer whose off-system gas supply has failed or is temporarily unavailable for reasons beyond the customer's control. The change involved an upward indexing of back-up charges based on changes in the gas supply demand costs occasioned by FERC Order 636. On December 22, 1994, the DTE approved the Company's requested change effective January 1, 1995. This change, which has no effect on revenue, results in a more equitable recovery of pipeline capacity costs between Commonwealth Gas' total requirements and transportation customers.

<PAGE 6>

                           COMMONWEALTH GAS COMPANY

      (d) Quasi-firm, Off-system Gas Sales and Capacity Release Services

      Pursuant to regulatory approval, the Company offers quasi-firm sales service, providing a level of service between interruptible and firm, to customers with dual-fuel capability. Such sales were minimal during 1997 totaling 51 BBTU. Under a margin-sharing agreement approved by the DTE on January 15, 1997, the Company will retain 25% of the gross margins realized on these sales above a certain threshold amount as set from year to year. The remaining margins will be credited to firm customers through the CGA.

      The Company also utilizes the off-system sales and capacity release markets as a means to sell excess resources. Off-system sales totaled 3,572 BBTU in 1997, while 15,481 BBTU of capacity was sold in the capacity release market. A margin-sharing agreement for these sales was approved by the DTE on February 14, 1996 allowing the Company to retain 25% of the gross margins realized above a certain threshold amount as set from year to year with the remaining margins credited to firm customers through the CGA. As a result of this margin-sharing agreement, the Company retained approximately $644,000 in 1997.

      (e) Conservation and Load Management Program

      The Company offers conservation measures to its residential and multi-family customers through programs approved by the DTE in June 1992. The Company recovers the costs of these programs via separately stated Conservation Charge (CC) decimals. The programs have been extended through subsequent DTE approvals, the most noteworthy being the settlement agreement approved on November 23, 1994 which enabled the Company to recover "lost margins" from customers effective January 1995. Specifically, the settlement allows the Company to remain whole while it offers programs that reduce sales, by recovering through the CC decimal the portion of the lost margins revenue associated with saved therms resulting from conservation program installations. The Company collected $1.6 million in lost margins during 1997.

      (f) Gas Industry Restructuring

      As more fully discussed in "Management's Discussion and Analysis of Results of Operations" in Item 7 of this report, the Company has undertaken a DTE directive to establish a common set of guiding principles and procedures for the comprehensive unbundling of the natural gas industry in Massachusetts.

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

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

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

      On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, the System announced the consolidation of management personnel of affiliated companies Cambridge Electric Light Company (Cambridge Electric), Commonwealth Electric Company (Commonwealth Electric), COM/Energy Services Company and the Company effective on that date. The Company and these affiliates continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible. As part of this consolidation effort, the Company initiated a voluntary Personnel Reduction Program that ultimately resulted in a decrease of 100 regular employees (approximately 15%) in 1997.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 6(a) of the Notes to Financial Statements filed under
Item 8 of this report.

      Employees

      The Company has 558 regular employees, a decline of 15% compared to last year. Approximately 69% of these employees are represented by three collective bargaining units. One agreement, representing approximately 2% of regular employees, is scheduled to expire in September 1998. The other two agreements remain in effect through March 31, 2002 and June 30, 2002.
Although a labor dispute with one collective bargaining unit occurred during 1996, employee relations have generally been satisfactory since the dispute was resolved in September 1996.

Item 2.     Properties

      The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At December 31, 1997, the gas system included 2,811 miles of gas distribution lines, 167,777 services and 245,246 customer meters together with the necessary measuring and regulating equipment.

      In addition, the Company owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and various natural gas receiving and take stations.

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

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

      (b)   Number of Shareholders at December 31, 1997

            One

      (c)   Frequency and Amount of Dividends Declared in 1997 and 1996

                       1997                               1996
                                Per Share                           Per Share
            Declaration Date      Amount     Declaration Date         Amount

            April 25, 1997        $2.00      January 24, 1996         $3.00
            December 22, 1997      1.30      April 11, 1996            1.75
                                  $3.30      July 25, 1996             1.00
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

      A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1997 and 1996 and unit sales for these periods is shown below:


                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1997 and 1996          1996 and 1995
                                              Increase (Decrease)
                                             (Dollars in thousands)

Gas Operating Revenues            $(11,353)    (3.3)%    $ 33,566      10.9 %

Operating Expenses -
  Cost of gas sold                  (6,452)    (3.3)       28,553      16.9
  Other operation
    and maintenance                 (4,468)    (5.0)        4,523       5.3
  Depreciation                         421      4.2           405       4.2
  Taxes -
    Federal and state income          (629)    (6.1)          613       6.3
    Local property                     372      6.3           145       2.5
    Payroll and other                  840     35.2          (433)    (15.4)
                                    (9,916)    (3.1)       33,806      12.0

Operating Income                    (1,437)    (5.4)         (240)     (0.9)

Other Income                          (256)   (27.4)         (298)    (24.2)

Income Before Interest Charges      (1,693)    (6.1)         (538)     (1.9)

Interest Charges                      (347)    (3.2)       (1,098)     (9.2)

Net Income                         $(1,346)    (8.0)      $   560       3.5



Unit Sales (BBTU)

  Firm                              (2,279)    (5.6) %      2,535       6.6 %
  Interruptible                         (4)    (0.2)          562      42.4
  Off-system                           253     10.5        (1,623)    (40.1)
  Quasi-firm                        (1,015)   (95.2)         (840)    (44.1)
                                    (3,045)    (6.6)          634       1.4

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

The following is a summary of unit sales, transportation volume and customers for the periods indicated:

                                              Years Ended December 31,
                                            1997        1996        1995

Unit Sales (BBTU):
  Residential                              22,043      22,759      21,336
  Commercial                               11,077      11,558      10,710
  Industrial                                3,483       4,468       4,445
  Other                                     2,111       2,208       1,967
    Total firm                             38,714      40,993      38,458
  Off-System                                2,673       2,420       4,043
  Quasi-Firm                                   51       1,066       1,906
  Interruptible                             1,882       1,886       1,324
    Total sales                            43,320      46,365      45,731
  Transportation                            8,478       6,192       6,791
    Total                                  51,798      52,557      52,522

Customers at End of Period:
  Residential                             215,757     213,474     212,329
  Commercial                               19,292      18,907      18,761
  Industrial                                  934         930         933
  Other                                     1,181       1,169       1,168
    Total                                 237,164     234,480     233,191

Operating Revenues, Cost of Gas Sold and Unit Sales

      During 1997, operating revenues decreased by $11.4 million or 3.3% due to a 6.6% decline in total unit sales, lower conservation and load management (C&LM) costs ($1.8 million) and to a lesser extent, lower gas costs. Revenues for 1997 also include the recognition of margins earned on off-system contracts ($644,000). In 1996, operating revenues increased by $33.6 million due to higher gas costs ($28.6 million) and higher firm unit sales ($6.9 million), including transportation, offset, in part, by lower conservation and load management (C&LM) costs ($2.8 million). The higher gas costs reflect both higher prices from suppliers and the increased unit sales to customers.

      The cost of gas sold in 1997 and 1996 reflects changes in gas prices, sales levels, margin-sharing agreements on non-firm sales and refunds received from gas suppliers.

      The decline in firm unit sales for 1997 reflects decreases to all customer segments including residential (3.1%), commercial (4.2%) and industrial (22%) that were due primarily to milder weather experienced in this region during the first quarter as compared to a much colder period in 1996. Degree days for 1997 totaled 6,463, 3.6% lower than last year and 1.2% below the normal level of 6,541. The significant fluctuations in non-firm sales for 1997 and 1996 continue to reflect the competitive environment that currently exists in the natural gas industry. Interruptible sales have no impact on net income since all of the margins from these sales are flowed back to firm customers through the CGA.

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

      The number of customers increased slightly in 1997 and 1996 due mainly to new residential and commercial construction activity, reflecting an improving economic environment.

Other Operating Expenses

      During 1997, other operation and maintenance decreased by $4.5 million or 5% due to the absence of net costs associated with a 1996 labor dispute ($4.6 million), lower labor costs resulting from a decrease in the number of employees through attrition and a Personnel Reduction Program (PRP) ($5.7 million), reduced maintenance costs relating to distribution ($2.2 million) and lower C&LM costs ($1.8 million). These decreases were partially offset by a one-time charge ($6.8 million) related to the PRP initiated during the second quarter and higher postretirement benefit costs ($2 million) reflecting the full recognition of expense and amortization of previously deferred costs associated with postretirement benefits.

      The goal of the PRP was to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the Company. In 1997, approximately 15% of the Company's employees voluntarily terminated employment as a result of the PRP. The payback period for the cost of the PRP is expected to be about one year. This action followed the consolidation of the system's electric and gas operations earlier in 1997.

      In 1996, other operation and maintenance increased by $4.5 million or 5.3% primarily due to the net impact of the labor dispute, higher liability insurance costs due to increased reserve requirements ($1.6 million) and an accrual for a 1996 vacation time carry-over related to the labor dispute ($800,000) offset, in part, by lower C&LM costs ($2.8 million).

Depreciation and Taxes

      The 4.2% increase in depreciation in both 1997 and 1996 resulted from higher levels of depreciable plant-in-service.

      The fluctuation in federal and state income taxes during 1997 and 1996 was due to the respective levels of pre-tax income. The change in payroll and other taxes for 1997 and 1996 reflects additional payroll-related costs associated with the 1996 labor dispute. The increase in local property taxes during both 1997 and 1996 was due to higher tax rates and assessments in the Company's service territory.

Other Income and Interest Charges

      During 1997, other income decreased $256,000 or 27.4% due primarily to a reduction in interest income ($167,000) in connection with the Company's participation in the COM/Energy Money Pool (the Pool) and the absence of interest ($74,000) relating to a Massachusetts income tax abatement received in 1996. In 1996, other income decreased by $298,000 due primarily to a reduction in interest income ($591,000) relating to the Company's participation in the Pool offset by a $452,000 increase in revenues associated with the Company's merchandising program for water heaters and heating systems.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

      For 1997, total interest charges decreased $347,000 due primarily to lower interest on deferred gas costs ($1 million) and a decline in interest costs relating to long-term debt ($365,000) reflecting the impact of a sinking fund payment and debt that was retired in October 1996. The impact of these factors was offset, in part, by an increase in short-term interest ($783,000) due to a higher average level of borrowings, higher interest relating to gas refunds ($194,000) and higher interest charges relating to contested tax issues ($115,000). Total interest charges decreased by $1.1 million in 1996 primarily due to lower interest on deferred gas costs and pipeline refunds and the retirement of $10 million of long-term debt in October 1996. These decreases were partially offset by higher short-term interest charges reflecting a higher level of borrowings during the year.

Long-term Financing

      On September 26, 1997, the Company issued $10 million of First Mortgage Sinking Fund Bonds (Series L, 6.54% due 2007) and $25 million of First Mortgage Bonds (Series M, 7.04% due 2017). The proceeds of $35 million were used to retire short-term debt that had been incurred to temporarily finance additions to property, plant and equipment and for general working capital needs. This financing had been approved by the DTE on June 12, 1997.

Forward-Looking Statements

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources.

Gas Industry Restructuring

      On July 18, 1997, the DTE directed the ten Massachusetts gas utilities, including the Company, to initiate a collaborative process that will establish guiding principles and specific procedures for unbundling rates and services for all customers.

      The DTE listed six principles that it considers important to the success of a competitive natural gas market that will provide safe and reliable service at the lowest possible cost to customers. The natural gas market would: (1) provide the broadest possible choice; (2) provide all customers with an opportunity to share in the benefits of increased competition; (3) ensure full and fair competition in the gas supply market;
(4) functionally separate supply from local distribution services; (5) support and further the goals of environmental regulation; and lastly (6) rely on incentive regulation where a fully competitive market cannot or presently does not exist.

      In addition, the DTE outlined several specific issues that it expects the collaborative to address: (1) services that can be offered on a competitive basis; (2) terms and conditions of service; (3) consumer

<PAGE 14>

                           COMMONWEALTH GAS COMPANY

protections and social programs; (4) mitigation of gas related and non-gas related transition costs; (5) third-party supplier qualifications; and (6) curtailment principles. The DTE also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

      On August 18, 1997, the DTE noted that the development of unbundling principles and procedures constitutes only a part of the effort necessary to develop full customer choice for gas service. The DTE recognized that each local distribution company will be filing a comprehensive unbundling proposal at some later date. In the interim, the DTE directed those companies that do not currently have unbundled rates, including Commonwealth Gas, to have such rates in effect no later than November 1, 1998.

      Commonwealth Gas and eight other gas utilities initiated the Massachu-setts Gas Unbundling Collaborative (the Collaborative) on September 15, 1997, to explore and develop generic principles to achieve the goals set forth by the DTE. Collaborative participants represented a broad array of stakeholder interests including the utilities, natural gas marketers, interstate pipe-lines, producers, energy consultants, unions, consumer advocates and represen-tatives for the DTE, the Massachusetts Attorney General, and the Massachusetts Division of Energy Resources.

      On November 15, 1997, the Collaborative filed a status report with the DTE that outlined its progress in moving the gas industry to a more competi-tive structure that provides all customers with meaningful access to competi-tive markets consistent with public-policy objectives. The status report summarized the substantive issues that had been the subject of Collaborative discussion, including: (1) the disposition of interstate pipeline capacity;
(2) the unbundling of rates; (3) customer enrollment, billing, termination, and information exchange procedures; and, (4) consumer protections, low-income discounts, and competitive supplier registration. The status report also established a schedule to implement a final unbundling plan by November 1, 1998.

      In accordance with that schedule, the Collaborative submitted with the DTE a Rate Unbundling Status Report on January 16, 1998. The report detailed an overall process for developing unbundled rates consistent with the DTE's rate structure goals of efficiency, fairness, simplicity, continuity and
earnings stability.   In response to the Collaborative's proposal, the DTE
ordered the Company to submit, no later than April 15, 1998, a consensus-based settlement, or partial settlement, of unbundled rate tariffs designed according to the general concepts set forth in the report.

Environmental Matters

      The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. In April 1997, the Company recorded an additional liability and corresponding regulatory asset of $1.2 million due to an increase in the site clean-up cost estimate for an MGP site for which Commonwealth Gas was previously cited as a Potentially Responsible Party. The DTE has approved recovery of costs associated with MGP sites.

<PAGE 15>

                           COMMONWEALTH GAS COMPANY

      The Company is also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates and have recorded in prior years an estimated liability (and a charge to operations) of $500,000 to cover the expected costs associated with assessment and remediation activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. The Company is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of the Company's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on the Company's results of operations or financial position.

      On January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 pro-vides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements.

The Company has recorded environmental remediation liabilities net of amounts paid of $1.3 million at December 31, 1997. The adoption of SOP 96-1 did not have a material adverse effect on the Company's results of operations or financial position.

Year 2000

      The Company has been involved in the Year 2000 compliancy since 1996.
A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the system expects to complete the balance of the modifications by early 1999.

      Expenditures incurred by the system through 1997 to review existing computer systems and to modify existing software and applications amounted to nearly $900,000, and it is estimated that approximately $2.6 million will be incurred in 1998 and 1999.

      Management believes that, with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change. Failure to become fully compliant could have a significant impact on the Company's operations.

Item 8. Financial Statements and Supplementary Data

        The Company's financial statements required by this item are filed herewith on pages 16 through 33 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

<PAGE 16>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1997

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Gas Company:

        We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting prin-ciples.

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

Boston, Massachusetts
February 19, 1998.

<PAGE 17>

                           COMMONWEALTH GAS COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1997 and 1996

      Statements of Income for the Years Ended December 31, 1997, 1996 and
      1995

      Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

      Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

      Notes to Financial Statements


                                   PART IV.


SCHEDULE

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

<PAGE 18>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                    ASSETS



                                                          1997        1996
                                                      (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $375,083   $358,783
  Less - Accumulated depreciation                        110,661    102,278
                                                         264,422    256,505
  Add - Construction work in progress                        570        836
                                                         264,992    257,341

CURRENT ASSETS
  Cash                                                     1,867        421
  Accounts receivable -
    Affiliated companies                                     592        242
    Customers, less reserves of $2,853 in 1997
      and $2,738 in 1996                                  48,731     47,087
  Unbilled revenues                                       19,121     20,885
  Inventories, at average cost -
    Natural gas                                           23,301     23,084
    Materials and supplies                                 1,225      1,620
  Prepaid taxes -
    Property                                               3,176      3,061
    Income                                                 5,640      5,619
  Other                                                    1,234        981
                                                         104,887    103,000

DEFERRED CHARGES
  Regulatory assets                                       20,873     23,522
  Other                                                    5,214      5,067
                                                          26,087     28,589

                                                        $395,966   $388,930















  The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                        CAPITALIZATION AND LIABILITIES

                                                        1997          1996
                                                     (Dollars in thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned
        by Commonwealth Energy
        System (Parent)                              $ 71,425      $ 71,425
    Amounts paid in excess of par value                27,739        27,739
    Retained earnings                                  16,871        10,856
                                                      116,035       110,020
  Long-term debt, less maturing issues and
    current sinking fund requirements                 105,800        74,450
                                                      221,835       184,470

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             39,325        58,200
    Advances from affiliates                              -          10,400
    Maturing long-term debt                               -             -
                                                       39,325        68,600

  Other Current Liabilities -
    Current sinking fund requirements                   3,650         3,650
    Accounts payable -
      Affiliated companies                              1,869         3,081
      Other                                            32,450        32,904
    Customer deposits                                   1,006           952
    Accrued local property and other taxes              3,366         3,060
    Accrued interest                                    1,038           458
    Other                                              18,551        16,681
                                                       61,930        60,786
                                                      101,255       129,386

DEFERRED CREDITS
  Accumulated deferred income taxes                    38,322        37,088
  Unamortized investment tax credits                    5,461         5,660
  Other                                                29,093        32,326
                                                       72,876        75,074
COMMITMENTS AND CONTINGENCIES
                                                     $395,966      $388,930







  The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                           COMMONWEALTH GAS COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                1997       1996        1995
                                                    (Dollars in thousands)

  GAS OPERATING REVENUES                     $331,135    $342,488   $308,922

  OPERATING EXPENSES
    Cost of gas sold                          191,213     197,665    169,112
    Other operation                            74,402      75,279     72,138
    Maintenance                                10,580      14,171     12,789
    Depreciation                               10,482      10,061      9,656
    Taxes -
      Income                                    9,653      10,282      9,669
      Local property                            6,315       5,943      5,798
      Payroll and other                         3,225       2,385      2,818
                                              305,870     315,786    281,980

  OPERATING INCOME                             25,265      26,702     26,942

  OTHER INCOME                                    679         935      1,233

  INCOME BEFORE INTEREST CHARGES               25,944      27,637     28,175

  INTEREST CHARGES
    Long-term debt                              7,251       7,604      8,174
    Other interest charges                      3,250       3,244      3,772
                                               10,501      10,848     11,946

  NET INCOME                                 $ 15,443    $ 16,789   $ 16,229


















  The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                           COMMONWEALTH GAS COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                              1997        1996       1995
                                                  (Dollars in thousands)

  Balance at beginning of year               $10,856     $10,495   $ 6,837

  Add (Deduct):
    Net income                                15,443      16,789    16,229
    Cash dividends on common stock            (9,428)    (16,428)  (12,571)

  Balance at end of year                     $16,871     $10,856   $10,495






































  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                           COMMONWEALTH GAS COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997      1996      1995
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                     $15,443    $16,789  $16,229
  Effects of noncash items -
    Depreciation and amortization                 13,190     12,034   12,983
    Deferred income taxes                            746      4,249   (4,026)
    Investment tax credits                          (199)      (202)    (203)
  Change in working capital exclusive
      of cash and interim financing -
    Accounts receivable and unbilled
      revenues                                      (230)    (4,859)  (9,111)
    Income taxes                                     (21)    (5,235)     235
    Local property and other taxes                   191       (342)    (115)
    Accounts payable and other                       763    (31,407)  15,985
  Deferred postretirement benefit costs             (414)    (2,228)  (2,376)
  FERC Order 636 transition costs, net               -          -     11,390
  All other operating items                       (2,278)    (3,267)  10,908
Net cash provided by (used for)
  operating activities                            27,191    (14,468)  51,899

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (inclusive of AFUDC)               (18,392)   (11,696) (16,307)

FINANCING ACTIVITIES
  Payment of dividends                            (9,428)   (16,428) (12,571)
  Proceeds from (payment of) short-term
    borrowings                                   (18,875)    46,000  (12,750)
  Proceeds from (payment of) affiliate
     borrowings                                  (10,400)     8,550   (9,370)
  Long-term debt issues                           35,000        -        -
  Long-term debt issue refunded                      -      (10,000)     -
  Retirement of long-term debt
    through sinking funds                         (3,650)    (3,650)  (3,650)
Net cash provided by (used for)
  financing activities                            (7,353)    24,472  (38,341)

Net increase (decrease) in cash                    1,446     (1,692)  (2,749)
Cash at beginning of period                          421      2,113    4,862
Cash at end of period                            $ 1,867    $   421  $ 2,113

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)        $ 9,162    $10,619  $11,035
    Income taxes                                 $ 8,916    $14,165  $ 8,118

  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

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

    The Company is engaged in the distribution and sale of natural gas at retail to approximately 237,000 customers in a 1,067 square-mile area which includes 49 communities in eastern, southeastern and central Massachusetts including New Bedford, Cambridge, Plymouth and Worcester. The approximate year-round population of this service area is 1,128,000.

    The Company has 558 regular employees including 387 (69%) who are repre-sented by three collective bargaining units. In September 1998, a collective bargaining unit representing approximately 2% of regular employees is scheduled to expire and two additional contracts (together representing approximately 67% of regular employees) are scheduled to expire in March and June of 2002.

    During the second quarter of 1997, the system initiated a voluntary personnel reduction program. As a result of this program, the Company's total number of regular employees declined by approximately 15%.

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

  (b) Regulatory Assets and Liabilities

    The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Telecommunications and Energy (DTE), formerly the Massachusetts Department of Public Utilities.

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DTE has permitted or is

<PAGE 24>

                           COMMONWEALTH GAS COMPANY

  expected to permit recovery of specific costs over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date.
  SFAS No. 121 did not have an impact on the Company's financial position or results of operations upon adoption. This result may change as modifications are made to the current regulatory framework including utility industry restructuring efforts in Massachusetts. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

    The principal regulatory assets included in deferred charges at
  December 31, 1997 and 1996 were as follows:
                                                         1997        1996
                                                      (Dollars in thousands)

      Postretirement benefit costs                    $ 9,607      $ 9,972
      FERC Order 636 transition costs                   7,336        9,680
      Environmental costs                               3,930        3,870
        Total regulatory assets                       $20,873      $23,522

       The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.3 million and $8.6 million at December 31, 1997 and 1996, respectively. As of December 31, 1997, $18.9 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets, including postretirement benefit costs, are being recovered over a weighted average period of approximately 8 years. These regulatory assets will be a component that will be included in the Company's consensus-based settlement to be submitted to the DTE no later than April 15, 1998.

  (c) Transactions with Affiliates

       Operating revenues include sales of gas to affiliate Cambridge Electric Light Company as follows:
                                        1997       1996      1995
                                          (Dollars in thousands)

        Cost                           $    -    $   11     $  289
        Margin                              -         -         64
        Total                          $    -    $   11     $  353

      The margin realized on these sales is credited to firm customers through the Cost of Gas Adjustment (CGA).

      Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that

<PAGE 25>

                           COMMONWEALTH GAS COMPANY

 amounted to $10,172,000, $10,124,000 and $9,988,000 in 1997, 1996 and 1995,
 respectively. Transactions with system companies are subject to review by the DTE.

 (d) Operating Revenues

      Customers are billed for their use of gas on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

      The Company is permitted to bill customers currently for total gas costs, certain conservation and load management costs and environmental costs through adjustment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the DTE. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

 (e) Depreciation

      Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 2.95% in 1997, 2.94% in 1996 and 2.90% in 1995.

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

 (g) Allowance for Funds Used During Construction

      Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the accompanying Statements of Income and amounted to $55,000, $20,000 and $55,000 in 1997, 1996 and 1995, respectively.

      While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 5.75% in 1997, 6% in 1996 and 6.50% in 1995.

(3)  Income Taxes

      For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the

<PAGE 26>

                           COMMONWEALTH GAS COMPANY

 consolidated income tax return of the System, and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

      The following is a summary of the provisions for income taxes for the years ended December 31, 1997, 1996 and 1995:

                                                1997      1996      1995
                                                (Dollars in thousands)
      Federal -
        Current                               $ 7,544   $ 5,220   $11,602
        Deferred                                  775     3,508    (3,155)
        Investment tax credits                   (199)     (202)     (203)
                                                8,120     8,526     8,244

      State -
        Current                                 1,562     1,015     2,296
        Deferred                                  168       713      (618)
                                                1,730     1,728     1,678
                                                9,850    10,254     9,922
      Amortization of regulatory liability
       relating to deferred income taxes         (197)       28      (253)

      Total federal and state
        income taxes                          $ 9,653   $10,282   $ 9,669

      Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

      Accumulated deferred income taxes consisted of the following in 1997 and 1996:
                                                    1997      1996
                                                (Dollars in thousands)
      Liabilities
        Property-related                          $44,730    $43,751
        Postretirement benefits plan                3,877      3,903
        All other                                   1,691      1,602
                                                   50,298     49,256

      Assets
        Investment tax credit                       3,524      3,653
        Pension plan                                2,921      3,458
        Regulatory liability                        2,883      3,010
        Inventory repricing                         2,948      3,202
        All other                                   3,359      2,363
                                                   15,635     15,686
      Accumulated deferred income taxes, net      $34,663    $33,570

      The net year-end deferred income tax liability above is net of current deferred tax assets of $3,659,000 in 1997 and $3,518,000 in 1996 which are included in other deferred charges in the accompanying Balance Sheets.

<PAGE 27>

                           COMMONWEALTH GAS COMPANY

      The total income tax provision set forth on the previous page represents 38% in 1997 and 1996 and 37% in 1995 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                  1997       1996       1995

 Federal statutory rate                             35%        35%        35%

 Federal income tax expense at statutory levels  $ 8,784    $ 9,475   $9,064
 Increase (Decrease) from statutory rate:
   State tax net of federal tax benefit            1,124      1,123    1,091
   Amortization of investment tax credits           (200)      (202)    (203)
   Amortization of excess deferred reserves         (197)        28     (253)
   Tax versus book depreciation                       19       (123)     (16)
   Other                                             123        (19)     (14)
                                                 $ 9,653    $10,282   $9,669

 Effective federal tax rate                        38%        38%       37%

(4)  Long-Term Debt and Interim Financing

 (a) Long-Term Debt

      Long-term debt outstanding, exclusive of current maturities and current sinking fund requirements, collateralized by substantially all of the Company's property, is as follows:

                                          Original    Balance December 31,
                                           Issue        1997        1996
                                              (Dollars in thousands)
      First Mortgage Bonds -
        8.99%,  Series I, due 2001         $40,000    $ 10,800     $14,450
        9.95%,  Series J, due 2020          25,000      25,000      25,000
        7.11%,  Series K, due 2033          35,000      35,000      35,000
        6.54%,  Series L, due 2007          10,000      10,000         -
        7.04%,  Series M, due 2017          25,000      25,000         -
                                                      $105,800     $74,450

      Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund requirements under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1997 are as follows:

                     Sinking Fund      Maturing Debt
          Year       Requirements         Issues          Total
                             (Dollars in thousands)

          1998          $3,650            $  -            $3,650
          1999           3,650               -             3,650
          2000           3,650               -             3,650
          2001           5,079             3,500           8,579
          2002           1,429               -             1,429

<PAGE 28>

                           COMMONWEALTH GAS COMPANY

 (b) Notes Payable to Banks

      The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1997, system companies had $145 million of committed lines that will expire at varying intervals in 1997. These lines are normally renewed upon expiration and require annual fees up to .1875% of the individual line. At December 31, 1997, the uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.8% and 5.6% in 1997 and 1996, respectively. The Company's notes payable to banks totaled $39,325,000 and $58,200,000 at December 31, 1997 and 1996, respectively.

 (c) Advances from Affiliates

      The Company had no notes payable to the System at December 31, 1997 compared to $5,495,000 at December 31, 1996. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. This rate averaged 8.5% and 8.3% during 1997 and 1996, respectively.

      The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.4% and 5.3% during 1997 and 1996, respectively. The Company had no borrowings from the Pool at December 31, 1997 compared to $4,905,000 at December 31, 1996.

 (d) Disclosures about Fair Value of Financial Instruments

      The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1997 and 1996 are as follows:

                                  1997                  1996
                            Carrying    Fair       Carrying    Fair
                              Value    Value         Value    Value
                                     (Dollars in thousands)

      Long-Term Debt       $109,450  $122,744      $78,100   $85,289

      The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

<PAGE 29>

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

      Components of pension expense and related assumptions to develop pension expense were as follows:
                                                 1997       1996       1995
                                                  (Dollars in thousands)

      Service cost                            $  2,252   $  2,310   $  1,912
      Interest cost                              7,242      7,172      7,094
      Return on plan assets - (gain)/loss      (17,925)   (13,542)   (18,598)
      Net amortization and deferral             11,244      7,445     12,909
      Total pension expense                      2,813      3,385      3,317
      Transfers from affiliated
        companies, net                             515        487        463
      Less: Amounts capitalized
            and deferred                           375        292        342
      Net pension expense                     $  2,953   $  3,580   $  3,438

 Discount rate                                   7.50%      7.25%      8.50%
 Assumed rate of return                          8.75       8.75       9.00
 Rate of increase in future compensation         4.25       4.25       5.00

      Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the plan (using a measurement date of December 31) is as follows:

<PAGE 30>

                           COMMONWEALTH GAS COMPANY

                                                  1997         1996
                                                (Dollars in thousands)
      Accumulated benefit obligation:
        Vested                                 $ (95,346)    $(74,341)
        Nonvested                                (12,524)      (9,084)
                                               $(107,870)    $(83,425)

      Projected benefit obligation             $(120,179)    $(99,811)
      Plan assets at fair market value           114,394      101,182
      Projected benefit obligation
        (greater) less than plan assets           (5,785)       1,371
      Unamortized transition obligation            2,477        3,098
      Unrecognized prior service cost              4,317        4,824
      Unrecognized gain                           (8,874)     (16,566)
      Accrued pension liability                 $ (7,865)    $ (7,273)

      The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                    1997         1996

      Discount rate                                 7.00%        7.50%
      Rate of increase in future compensation       3.75         4.25

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

      To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
 Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $3.7 million, $4.3 million and $4.4 million to these trusts during 1997, 1996 and 1995, respectively.

<PAGE 31>

                           COMMONWEALTH GAS COMPANY

      The net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 include the following components and related assumptions:

                                                    1997      1996      1995
                                                     (Dollars in thousands)

      Service cost                                $   441   $   551   $   452
      Interest cost                                 2,788     2,878     2,848
      Return on plan assets                        (2,462)   (1,348)   (1,408)
      Amortization of transition obligation
        over 20 years                               1,700     1,700     1,700
      Net amortization and deferral                 1,297       482       811
         Total postretirement benefit cost          3,764     4,263     4,403
      Transfers to affiliated companies, net          484       520       524
      Less: Amounts capitalized and deferred           86     2,612     2,834
         Net postretirement benefits cost         $ 4,162   $ 2,171   $ 2,093


      Discount rate                                  7.50%     7.25%     8.50%
      Assumed rate of return                         8.75      8.75      9.00
      Rate of increase in future compensation        4.25      4.25      5.00

      The funded status of the Company's plan using a measurement date of December 31, 1997 and 1996 is as follows:

                                                        1997        1996
                                                     (Dollars in thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                     $ (32,945)  $ (24,302)
        Fully eligible active plan participants         (5,163)     (3,456)
        Other active plan participants                  (9,163)    (10,885)
                                                       (47,271)    (38,643)
      Plan assets at fair market value                  16,720      12,636
      Accumulated postretirement benefit obligation
         greater than plan assets                      (30,551)    (26,007)
      Unamortized transition obligation                 25,501      27,203
      Unrecognized (gain) loss                           5,050      (1,196)
                                                     $     -     $     -

      The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and funded status for 1997 and 1996:

                                                        1997        1996

      Discount rate                                     7.00%       7.50%
      Rate of increase in future compensation           3.75        4.25
      Medicare Part B premiums                          3.10        9.50
      Medical care                                      6.75        7.00
      Dental care                                       4.50        5.00

<PAGE 32>

                           COMMONWEALTH GAS COMPANY

      The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 4.5%, respectively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have $398,000 impact on the Company's annual expense and would change the APBO by approximately $5.7 million.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect post-retirement benefit expense in future years.

      On April 15, 1997, the DTE issued an accounting ruling allowing the Company to include postretirement benefits costs in cost-of-service and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years that began in April 1997.

 (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $1,366,000 in 1997, $1,100,000 in 1996 and $1,439,000 in 1995.

(6)  Commitments and Contingencies

 (a) Construction and Financing Program

      The Company is engaged in a continuous construction program presently estimated at $93 million for the five-year period 1998 through 2002. Of that amount, $17.9 million is estimated for 1998. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors.

 (b) LNG Service Contract

      The Company has long-term contracts with Hopkinton LNG Corp., a wholly-owned subsidiary of the System, for liquefaction and vaporization services. The contracts extend on a year-to-year basis, subject to the giving of a notice to terminate by the Company at least five years in advance of the anticipated termination date.

(7)   Gas Refunds

      During 1997, 1996 and 1995, the Company received refunds from its gas suppliers in settlement of several rate cases that had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $2,374,000 in 1997, $7,656,000 in 1996 and $9,061,000 in 1995.

<PAGE 33>

                           COMMONWEALTH GAS COMPANY

(8)   Lease Obligations

      The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

      Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1997:

                                                   Operating Leases
                                                (Dollars in thousands)

            1998                                       $ 4,884
            1999                                         3,688
            2000                                         2,629
            2001                                         2,176
            2002                                         2,176
            Beyond 2002                                  7,376
            Total future minimum lease payments        $22,929

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $4,866,000 in 1997, $5,027,000 in 1996 and
 $4,931,000 in 1995. There were no contingent rentals and no sublease rentals for the years 1997, 1996 and 1995.

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

(a) 2.      Index to Financial Statement Schedules

            Filed herewith at page indicated is the following financial statement schedule of the Company:

            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995 (page 37).

(a) 3.      Exhibits:

                              Notes to Exhibits -

    a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

    b.      The following is a glossary of acronyms used throughout the
            Exhibit Index:

               CES         Commonwealth Energy System
               CG          Commonwealth Gas Company
               CNG         CNG Transmission Corporation
               TGP         Tennessee Gas Pipeline Company

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

<PAGE 35>

                           COMMONWEALTH GAS COMPANY

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

    Filed herewith:

    4.4.20 Nineteenth Supplemental Indenture dated September 1, 1997 to Indenture of Trust and First Mortgage Dated as of February 1, 1949 (Filed herewith as Exhibit 1).

Exhibit 10. Material Contracts.

10.1.       Natural Gas Purchase Contracts.

10.1.1 Transportation Agreement between CNG and CG to provide for transportation of natural gas on a daily basis from Steuben Gas Storage Company to TGP, dated September 24, 1991 (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).

<PAGE 36>

                           COMMONWEALTH GAS COMPANY

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

10.2.2.1 First Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective October 1, 1994. (Exhibit 1 to CES Form S-8 (January 1995), File No. 1-7316).

10.2.2.2 Second Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective April 1, 1996. (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 30, 1996), File No. 1-7316).

10.2.2.3 Third Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1997. (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 29, 1997), File No. 1-7316).

Filed herewith:

Exhibit 27.

            Financial Data Schedule for the year ended December 31, 1997 (Filed herewith as Exhibit 2).

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended December 31, 1997.

<PAGE 37>

                                                                SCHEDULE II

                           COMMONWEALTH GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                            (Dollars in thousands)




                                       Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts                Year Ended December 31, 1997

                      $ 2,738     $ 4,979     $ 1,333      $ 6,197     $ 2,853


                                   Year Ended December 31, 1996

                      $ 2,691     $ 4,381     $ 1,213      $ 5,547     $ 2,738


                                   Year Ended December 31, 1995

                      $ 2,827     $ 4,855     $ 1,375      $ 6,366     $ 2,691

<PAGE 38>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1997

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

Principal Executive Officers:

WILLIAM G. POIST                                          March 31, 1998
William G. Poist,
Chairman of the Board

R. D. WRIGHT                                              March 31, 1998
Russell D. Wright,
Vice Chairman and Chief Executive Officer

DEBORAH A. MCLAUGHLIN                                     March 31, 1998
Deborah A. Mclaughlin,
President and Chief Operating Officer

Principal Financial and Accounting Officer:
JAMES D. RAPPOLI                                          March 31, 1998
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

DEBORAH A. MCLAUGHLIN                                     March 31, 1998
Deborah A. McLaughlin, Director

WILLIAM G. POIST                                          March 31, 1998
William G. Poist, Director

JAMES D. RAPPOLI                                          March 31, 1998
James D. Rappoli, Director

R. D. WRIGHT                                              March 31, 1998
Russell D. Wright, Director