Form 10-Q
period 1998-03-31
COMMONWEALTH GAS CO
filed 1998-05-15
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                                                     Outstanding at
           Class of Common Stock                       May 1, 1998
        Common Stock, $25 par value                 2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)




                                                    March 31,    December 31,
                                                      1998           1997
                                                   (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost    $377,465        $375,083
  Less -  Accumulated depreciation                  116,633         110,661
                                                    260,832         264,422
  Add  -  Construction work in progress               1,043             570
                                                    261,875         264,992

CURRENT ASSETS
  Cash                                                1,439           1,867
  Accounts receivable                                66,813          49,323
  Unbilled revenues                                   9,870          19,121
  Inventories, at average cost                       15,858          24,526
  Prepaid taxes -
   Property                                             811           3,176
   Income                                               -             5,640
  Other                                                 989           1,234
                                                     95,780         104,887

DEFERRED CHARGES
  Regulatory assets                                  20,224          20,873
  Other                                               5,412           5,214
                                                     25,636          26,087

                                                   $383,291        $395,966









                            See accompanying notes.

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)



                                                    March 31,    December 31,
                                                      1998           1997
                                                   (Unaudited)

CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)         $ 71,425        $ 71,425
   Amounts paid in excess of par value               27,739          27,739
   Retained earnings                                 30,579          16,871
                                                    129,743         116,035
  Long-term debt, less current sinking
   fund requirements                                105,800         105,800
                                                    235,543         221,835
CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                             8,400          39,325
   Advances from affiliates                             600             -
                                                      9,000          39,325
  Other Current Liabilities -
   Current sinking fund requirements                  3,650           3,650
   Accounts payable -
     Affiliates                                       3,210           1,869
     Other                                           17,173          32,450
   Accrued taxes -
     Income                                             473             -
     Local property and other                         2,914           3,366
   Other                                             37,682          20,595
                                                     65,102          61,930
                                                     74,102         101,255
  DEFERRED CREDITS
   Accumulated deferred income taxes                 38,954          38,322
   Unamortized investment tax credits                 5,411           5,461
   Other                                             29,281          29,093
                                                     73,646          72,876

                                                   $383,291        $395,966


                            See accompanying notes.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)



                                                  1998         1997

GAS OPERATING REVENUES                         $108,788      $132,313

OPERATING EXPENSES
  Cost of gas sold                               55,545        74,640
  Other operation and maintenance                19,850        19,702
  Depreciation                                    4,658         4,472
  Taxes -
    Income                                        8,456        10,450
    Local property                                2,727         2,603
    Payroll and other                             1,119         1,321
                                                 92,355       113,188

OPERATING INCOME                                 16,433        19,125

OTHER INCOME                                        180            76

INCOME BEFORE INTEREST CHARGES                   16,613        19,201

INTEREST CHARGES
  Long-term debt                                  2,186         1,656
  Other interest charges                            719           972
                                                  2,905         2,628

NET INCOME                                       13,708        16,573

RETAINED EARNINGS -
  Beginning of period                            16,871        10,856
  Dividends on common stock                         -             -

RETAINED EARNINGS -
  End of period                                $ 30,579      $ 27,429






                            See accompanying notes.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - unaudited)




                                                       1998           1997

OPERATING ACTIVITIES
  Net income                                        $ 13,708       $ 16,573
  Effects of noncash items -
   Depreciation and amortization                       5,614          5,471
   Deferred income taxes and investment
     tax credits, net                                    207            775
  Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       11,851         13,424
  All other operating items                            1,392         (1,682)
Net cash provided by operating activities             32,772         34,561

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (inclusive of AFUDC)                               (2,875)        (2,637)

FINANCING ACTIVITIES
  Payment of short-term borrowings                   (30,925)       (26,825)
  Proceeds from (payments to) affiliates                 600         (3,065)
Net cash used for financing activities               (30,325)       (29,890)

Net increase (decrease) in cash                         (428)         2,034
Cash at beginning of period                            1,867            421
Cash at end of period                               $  1,439       $  2,455


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest, net of amounts capitalized             $  2,738       $  1,974
   Income taxes                                     $  1,864       $  1,513






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

         The Company has 591 regular employees including 402 (68%) who are represented by three collective bargaining units. In September 1998, a collective bargaining unit representing approximately 2% of regular employees is scheduled to expire. Two additional contracts (together representing approximately 66% of regular employees) will remain in effect until March and June of 2002.

(2) Significant Accounting Policies

         (a) Principles of Accounting

         The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of revenue from firm sales for the year.

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

         The unaudited financial statements for the periods ended March 31, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The results for interim periods are not necessarily indicative of results for the entire year because of variations in gas consumption due to the heating season and also because of the Company's seasonal rate structure.

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

         (b) Regulatory Assets and Liabilities

         The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Telecommunications and Energy (DTE).

         Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the DTE has permitted or is expected to permit recovery of specific costs over time. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

         The principal regulatory assets included in deferred charges were as follows:
                                                 March 31,     December 31,
                                                   1998            1997
                                                  (Dollars in thousands)
      Postretirement benefits costs              $ 9,347         $ 9,607
      FERC Order 636 transition costs              6,994           7,336
      Environmental costs                          3,883           3,930
                                                 $20,224         $20,873

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.3 million at March 31, 1998 and December 31, 1997. These regulatory assets will be a component that will be included in the Company's consensus-based settlement expected to be submitted to the DTE by May 15, 1998.

(3)      Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $93 million for the five-year period 1998 through 2002. Of that amount, $17.9 million is estimated for 1998. As of March 31, 1998, the Company's actual construction expenditures amounted to approximately $2.9 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1998 and 1997 is shown below:

                                                     Three Months
                                                    Ended March 31,
                                                    1998 and 1997
                                                  Increase (Decrease)
                                                (Dollars in thousands)

  Gas Operating Revenues                          $(23,525)   (17.8)%

  Operating Expenses -
    Cost of gas sold                               (19,095)   (25.6)
    Other operation and maintenance                    148      0.8
    Depreciation                                       186      4.2
    Taxes -
       Federal and state income                     (1,994)   (19.1)
       Local property and other                        (78)    (2.0)
                                                   (20,833)   (18.4)

  Operating Income                                  (2,692)   (14.1)

  Other Income                                         104    136.8

  Income Before Interest Charges                    (2,588)   (13.5)

  Interest Charges                                     277     10.5

  Net Income                                      $ (2,865)   (17.3)

  Firm Unit Sales BBTU                              (2,799)   (16.2)



      The following is a summary of unit sales and transportation for the periods indicated:


                    Throughput - In Billions of British Thermal Units (BBTU)

Three Months Ended                     Interruptible    Off-
                     Total      Firm     and Other     System   Transportation
  March 31, 1998     19,180    14,458       526         1,037        3,159
  March 31, 1997     20,098    17,257       454           797        1,590

<PAGE 9>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the first three months of 1998 decreased $23.5 million or 17.8% due primarily to 16% decline in firm unit sales and, to a lesser extent, lower gas costs.

    The decline in firm unit sales for the first three months of 1998 reflects significant decreases to all customer segments including residential (11.3%), commercial (16.5%) and industrial (48.2%) that were due primarily to milder winter weather experienced in our service area. For the current quarter, heating degree days totaled 2,755, 7.1% lower than last year and 13.7% below the normal level of 3,192. The fluctuation in non-firm sales reflects the competitive environment that currently exists in the natural gas industry.

Other Operation and Maintenance

    The minimal increase in other operation and maintenance costs for the current quarter reflects higher costs ($1.2 million) relating to information technology, telecommunications and network services which includes costs associated with Year 2000 compliance, an increase in postretirement benefits costs ($597,000) reflecting the full recognition of expense and amortization of previously deferred costs associated with postretirement benefits and higher conservation and load management costs ($260,000). The impact of these factors was essentially offset by lower labor costs ($1.1 million) relating to a personnel reduction program (PRP) implemented during the second quarter of 1997 and lower maintenance costs ($431,000) relating primarily to the gas distribution areas, and lower liability insurance costs ($162,000) due to a decrease in reserve requirements.

Depreciation and Taxes

    Depreciation increased by 4.2% during the first quarter of 1998 due to a higher level of depreciable plant. The fluctuation in federal and state income taxes for the first quarter was due to the lower level of pretax income. Local property and other taxes decreased approximately 2% due primarily to lower payroll costs resulting from the PRP discussed above ($202,000), offset somewhat by an increase in local property taxes of $124,000 reflecting higher valuations and rates.

Other Income and Interest Charges

    For the current quarter, other income increased $105,000 due primarily to higher revenues associated with the Company's merchandising program for water heaters and heating systems.

    Total interest charges increased 10.6% for the current quarter due primarily to higher long-term debt interest charges ($521,000) resulting from the issuance of two new series of long-term debt in late September 1997 and an increase in interest charges ($252,000) relating to deferred gas costs. Offsetting these increases were declines in interest on short-term borrowings ($504,000) due primarily to a lower average level of borrowings reflecting the use of proceeds from the new long-term debt issues.

<PAGE 10>


                           COMMONWEALTH GAS COMPANY

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The DTE has approved recovery of costs associated with MGP sites. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the Company's 1997 Annual Report on Form 10-K.

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

    In addition, the DTE outlined several specific issues that it expects the collaborative to address: (1) services that can be offered on a competitive basis; (2) terms and conditions of service; (3) consumer protections and social programs; (4) mitigation of gas related and non-gas related transition costs; (5) third-party supplier qualifications; and (6) curtailment princi-ples. The DTE also suggested that the collaborative reconsider the pricing and provision of interruptible transportation services.

    On August 18, 1997, the DTE noted that the development of unbundling principles and procedures constitutes only a part of the effort necessary to develop full customer choice for gas service. The DTE recognized that each local distribution company will be filing a comprehensive unbundling proposal at some later date. In the interim, the DTE directed those companies that do not currently have unbundled rates, including the Company, to have such rates in effect by November 1, 1998.

    Commonwealth Gas and eight other gas utilities initiated the Massachu-setts Gas Unbundling Collaborative (the Collaborative) on September 15, 1997, to explore and develop generic principles to achieve the goals set forth by the DTE. Collaborative participants represented a broad array of stakeholder interests including the utilities, natural gas marketers, interstate pipe-lines, producers, energy consultants, labor unions, consumer advocates and representatives for the DTE, the Massachusetts Attorney General's Office, and the Massachusetts Division of Energy Resources.

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

    On November 15, 1997, the Collaborative filed a status report with the DTE that outlined its progress in moving the gas industry to a more competitive structure that provides all customers with meaningful access to competitive markets consistent with public-policy objectives. The status report summarized the substantive issues that had been the subject of Collaborative discussion, including: (1) the disposition of interstate pipeline capacity;
(2) the unbundling of rates; (3) customer enrollment, billing, termination, and information exchange procedures; and, (4) consumer protections, low-income discounts, and competitive supplier registration. The status report also established a schedule to implement a final unbundling plan by November 1, 1998.

    In accordance with that schedule, the Collaborative submitted to the DTE a Rate Unbundling Status Report on January 16, 1998. The report detailed an overall process for developing unbundled rates consistent with the DTE's rate structure goals of efficiency, fairness, simplicity, continuity and earnings stability. In response to the Collaborative's proposal, the DTE ordered the Company to submit, by April 15, 1998, a consensus-based settlement, or partial settlement, of unbundled rate tariffs designed according to the general concepts set forth in the report. Subsequently, the DTE granted the Company a one-month extension to reach a settlement with the Collaborative's participants.

    On March 18, 1998, the Collaborative filed a second status report that summarized the progress made by the Collaborative since it had last updated the DTE on its activities. The Collaborative reported that it had made substantial progress in the areas of rate unbundling and terms and conditions for unbundled services. The report also described at least two policy issues, capacity disposition and cost responsibility, on which the Collaborative's participants require specific regulatory guidance before completing a comprehensive framework for the transition to a more competitive market structure. In response to the March report, the DTE issued a Notice of Inquiry to address the Collaborative's unresolved issues. On May 1, 1998, the Company filed initial written comments in the proceeding arguing in favor of a mandatory capacity assignment proposal.

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the system expects to complete the balance of the modifications by early 1999.

    Costs associated with Year 2000 compliancy are being expensed as incurred. The total cost of this project is expected to be funded with internally generated funds.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1998.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended March 31, 1998.

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



Date:  May 15, 1998