Form 10-Q
period 1998-06-30
COMMONWEALTH GAS CO
filed 1998-08-14
CIK 22620

<PAGE 1>

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549-1004

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                                                       Outstanding at
            Class of Common Stock                      August 1, 1998
         Common Stock, $25 par value                  2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            COMMONWEALTH GAS COMPANY

                            CONDENSED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                             (Dollars in thousands)




                                                     June 30,      December 31,
                                                       1998            1997
                                                    (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost      $380,747        $375,083
  Less -  Accumulated depreciation                    118,400         110,661
                                                      262,347         264,422
  Add  -  Construction work in progress                 2,334             570
                                                      264,681         264,992

CURRENT ASSETS
  Cash                                                      9           1,867
  Advances to affiliates                                  400             -
  Accounts receivable                                  32,268          49,323
  Unbilled revenues                                     2,658          19,121
  Inventories, at average cost                         21,691          24,526
  Prepaid taxes -
    Property                                              -             3,176
    Income                                              3,607           5,640
  Other                                                 1,687           1,234
                                                       62,320         104,887

DEFERRED CHARGES
  Regulatory assets                                    21,383          20,873
  Other                                                 5,569           5,214
                                                       26,952          26,087

                                                     $353,953        $395,966








                             See accompanying notes.


<PAGE 3>

                            COMMONWEALTH GAS COMPANY

                            CONDENSED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                         CAPITALIZATION AND LIABILITIES

                             (Dollars in thousands)



                                                     June 30,      December 31,
                                                       1998            1997
                                                    (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned by
        Commonwealth Energy System (Parent)          $ 71,425        $ 71,425
    Amounts paid in excess of par value                27,739          27,739
    Retained earnings                                  18,321          16,871
                                                      117,485         116,035
  Long-term debt, less current sinking
    fund requirements                                 105,800         105,800
                                                      223,285         221,835
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                -            39,325
                                                          -            39,325
  Other Current Liabilities -
    Current sinking fund requirements                   3,650           3,650
    Accounts payable -
      Affiliates                                        3,820           1,869
      Other                                            15,720          32,450
    Accrued taxes -
      Local property and other                            801           3,366
    Other                                              31,971          20,595
                                                       55,962          61,930
                                                       55,962         101,255
  DEFERRED CREDITS
    Accumulated deferred income taxes                  39,197          38,322
    Unamortized investment tax credits                  5,361           5,461
    Other                                              30,148          29,093
                                                       74,706          72,876

                                                     $353,953        $395,966


                             See accompanying notes.
<PAGE 4>

                            COMMONWEALTH GAS COMPANY

              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                       (Dollars in thousands - unaudited)


                                   Three Months Ended         Six Months Ended
                                     1998       1997          1998        1997


GAS OPERATING REVENUES             $ 56,301   $ 61,062      $165,089   $193,375

OPERATING EXPENSES
  Cost of gas sold                   32,618     33,385        88,163    108,025
  Other operation and maintenance    20,207     26,992        40,057     46,694
  Depreciation                        1,842      1,768         6,500      6,240
  Taxes -
    Income                           (1,145)    (2,337)        7,311      8,113
    Local property                      994      1,233         3,721      3,836
    Payroll and other                   619        643         1,738      1,964
                                     55,135     61,684       147,490    174,872

OPERATING INCOME                      1,166       (622)       17,599     18,503

OTHER INCOME                            100         11           280         87

INCOME BEFORE INTEREST
  CHARGES                             1,266       (611)       17,879     18,590

INTEREST CHARGES
  Long-term debt                      2,186      1,656         4,372      3,312
  Other interest charges                645        926         1,373      1,909
  Allowance for borrowed funds
    used during construction            (20)       (21)          (29)       (32)
                                      2,811      2,561         5,716      5,189

NET INCOME (LOSS)                    (1,545)    (3,172)       12,163     13,401

RETAINED EARNINGS -
  Beginning of period                30,579     27,429        16,871     10,856
  Dividends on common stock         (10,713)    (5,714)      (10,713)    (5,714)

RETAINED EARNINGS -
  End of period                    $ 18,321   $ 18,543      $ 18,321   $ 18,543






                             See accompanying notes.
<PAGE 5>

                            COMMONWEALTH GAS COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                       (Dollars in thousands - unaudited)




                                                         1998           1997

OPERATING ACTIVITIES
  Net income                                          $ 12,163       $ 13,401
  Effects of noncash items -
    Depreciation and amortization                        8,069          7,579
    Deferred income taxes and investment
      tax credits, net                                     650            856
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing        35,141         37,285
  All other operating items                                 85         (1,454)
Net cash provided by operating activities               56,008         57,667

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (inclusive of AFUDC)                                 (7,428)        (6,790)
  Advances to affiliates                                  (400)           -
Net cash used for investing activities                  (7,828)        (6,790)


FINANCING ACTIVITIES
  Payment of dividends                                 (10,713)        (5,714)
  Payment of short-term borrowings                     (39,325)       (34,875)
  Payments to affiliates                                   -           (9,175)
Net cash used for financing activities                 (50,038)       (49,764)

Net increase (decrease) in cash                         (1,858)         1,113
Cash at beginning of period                              1,867            421
Cash at end of period                                 $      9       $  1,534


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest, net of amounts capitalized              $  5,462       $  4,855
    Income taxes                                      $  4,638       $  6,106






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

          The Company has 596 regular employees including 402 (67%) who are represented by three collective bargaining units. In September 1998, a collective bargaining unit representing approximately 2% of regular employees is scheduled to expire. Two additional contracts (together representing approximately 65% of regular employees) will remain in effect until March and June of 2002.

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

          Generally, certain expenses which relate to more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Principal items of expense which are allocated other than on the basis of passage of time are depreciation and property taxes. These expenses are recorded for interim reporting purposes based upon projected gas revenue. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

          The unaudited financial statements for the periods ended June 30, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

          The principal regulatory assets included in deferred charges were as follows:
                                                  June 30,       December 31,
                                                    1998             1997
                                                   (Dollars in thousands)
      Postretirement benefits costs               $ 9,183          $ 9,607
      FERC Order 636 transition costs               6,652            7,336
      Environmental costs                           5,548            3,930
                                                  $21,383          $20,873

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.2 million at June 30, 1998 and $8.3 million at December 31, 1997. These regulatory assets are a component that was included in the Company's consensus-based settlement that was filed with the DTE on June 29, 1998.

(3)      Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $93 million for the five-year period 1998 through 2002. Of that amount, $17.9 million is estimated for 1998. As of June 30, 1998, the Company's actual construction expenditures amounted to approximately $7.4 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended June 30, 1998 and 1997 is shown below:

                                       Three Months             Six Months
                                       Ended June 30,          Ended June 30,
                                       1998 and 1997           1998 and 1997
                                               Increase (Decrease)
                                             (Dollars in thousands)

Gas Operating Revenues              $(4,761)    (7.8)%     $(28,286)   (14.6)%

Operating Expenses -
  Cost of gas sold                     (767)    (2.3)       (19,862)   (18.4)
  Other operation and maintenance    (6,785)   (25.1)        (6,637)   (14.2)
  Depreciation                           74      4.2            260      4.2
  Taxes -
    Federal and state income          1,192     51.0           (802)    (9.9)
    Local property and other           (263)   (14.0)          (341)    (5.9)
                                     (6,549)   (10.6)       (27,382)   (15.7)

Operating Income                      1,788    287.5           (904)    (4.9)

Other Income                             89    809.1            193    221.8

Income Before Interest Charges        1,877    307.2           (711)    (3.8)

Interest Charges                        250      9.8            527     10.2

Net Income                          $ 1,627     51.3       $ (1,238)    (9.2)

Firm Unit Sales - BBTU               (1,697)   (24.9)        (4,496)   (18.7)


      The following is a summary of unit sales for the periods indicated:

          Unit Sales - In Billions of British Thermal Units (BBTU)

                                                            Off-       Quasi-
                        Total       Firm   Interruptible   System       Firm
Three Months Ended
  June 30, 1998          6,461      5,107        466          888        -
  June 30, 1997          7,990      6,804        428          735         23

Six Months Ended
  June 30, 1998         22,482     19,565        992        1,925        -
  June 30, 1997         26,498     24,061        879        1,532         26
<PAGE 9>

                            COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the current quarter and first six months of 1998 decreased by $4.8 million and $28.3 million, respectively, due primarily to the considerable declines in total unit sales. Also affecting revenues in both periods was a lower average cost of gas.

    The decline in firm unit sales for both the current quarter and the first six months of 1998 reflects significant decreases in sales to all customer segments that were caused by the milder winter weather experienced in our region. The fluctuation in non-firm sales reflects the competitive environment that currently exists in the natural gas industry.

Other Operation and Maintenance

    The $6.8 million and $6.6 million decreases in other operation and maintenance costs for the current quarter and the first half of 1998, respectively, reflects the absence of costs associated with a Personnel Reduction Program (PRP) that was initiated during the second quarter of last year ($6.7 million) and the resulting labor savings realized during this year ($700,000 in the second quarter and $1.8 million for the six month period). These savings were offset, in part, by higher costs ($1.3 million in the current quarter and $2.8 million year-to-date) relating to the outsourcing of the information technology, telecommunications and network services function that include costs associated with Year 2000 compliance.

Depreciation and Taxes

    Depreciation increased slightly during the current quarter and first six months of 1998 due to a higher level of depreciable plant. The fluctuation in federal and state income taxes for both periods was due to the levels of pretax income. Local property and other taxes decreased in both current periods due primarily to lower payroll costs resulting from the PRP discussed above.

Other Income and Interest Charges

    For both the current quarter and the first half of 1998, the increase in other income was due primarily to higher revenues associated with the Company's merchandising program for water heaters and heating systems.

    For the current quarter and the first six months of 1998, total interest charges increased $250,000 and $527,000, respectively, due primarily to higher long-term interest charges ($521,000 and $1 million) resulting from the issuance of two new series of long-term debt in late September 1997 and an increase in interest charges related to deferred gas costs ($70,000 and $320,000) offset, in part, by declines in interest on short-term borrowings ($347,000 and $850,000) due primarily to a lower average level of borrowings reflecting the use of proceeds from the new long-term debt issues.

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

    On August 18, 1997, the DTE noted that the development of unbundling principles and procedures constitutes only a part of the effort necessary to develop full customer choice for gas service. The DTE recognized that each local distribution company will be filing a comprehensive unbundling proposal at some later date. In the interim, the DTE directed those companies that do not currently have unbundled rates, including the Company, to have such rates in effect no later than November 1, 1998.

    The Company and eight other gas utilities initiated the Massachusetts Gas Unbundling Collaborative (the Collaborative) on September 15, 1997, to explore and develop generic principles to achieve the goals set forth by the DTE. Collaborative participants represented a broad array of stakeholder interests including the utilities, natural gas marketers, interstate pipelines, producers, energy consultants, labor unions, consumer advocates and representatives for the DTE, the Massachusetts Attorney General's Office, and the Massachusetts Division of Energy Resources.

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

    In accordance with that schedule, the Collaborative submitted to the DTE a Rate Unbundling Status Report on January 16, 1998. The report detailed an overall process for developing unbundled rates consistent with the DTE's rate structure goals of efficiency, fairness, simplicity, continuity and earnings stability. In response to the Collaborative's proposal, the DTE ordered the Company to submit, by April 15, 1998, a consensus-based settlement, or partial settlement, of unbundled rate tariffs designed according to the general concepts set forth in the report. Subsequently, the DTE granted the Company an extension to reach a settlement with the Collaborative's participants.

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

    In response to the March report, the DTE issued a Notice of Inquiry to address the Collaborative's unresolved issues. On May 1, 1998, the Company filed initial written comments in the proceeding arguing in favor of a mandatory capacity assignment proposal. On June 8, 1998, the DTE, as part of the aforementioned Notice of Inquiry, received final comments regarding the feasibility of implementing comprehensive unbundling for all local distribution companies by November 1, 1998. On June 29, 1998, the Company and three other Massachusetts local distribution companies submitted unbundled rate settlements to the DTE for consideration.

      The DTE issued a procedural order regarding the Notice of Inquiry on July 2, 1998 which stated that the introduction of comprehensive unbundling for all classes of customers for all local distribution companies is not feasible by November 1, 1998. The DTE stated that unbundled rates for the four local distribution companies that filed settlements on June 29, 1998 (including the Company) shall be in place by November 1, 1998 and that comprehensive unbundling shall be implemented no later than April 1, 1999. Also, as part of the July 2, 1998 procedural order, the DTE ordered that a set of proposed Model Terms and Conditions be submitted by the Collaborative no later than July 15, 1998. These Model Terms and Conditions were submitted on July 10, 1998 and a decision will be issued by the DTE no later than September 30, 1998. The DTE intends to issue an order on capacity assignment and cost responsibility by October 30, 1998.
<PAGE 12>
                             COMMONWEALTH GAS COMPANY

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing, delivery systems and operational components for certain facilities has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the system expects to complete the balance of the modifications by mid-1999.

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

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price gas supply contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998.

    The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of its method of adopting SFAS No. 133.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors
<PAGE 13>

                            COMMONWEALTH GAS COMPANY

affecting the Company's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and the availability of cash from various sources.
<PAGE 14>

                            COMMONWEALTH GAS COMPANY

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended June 30, 1998.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 1998.
<PAGE 15>

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



Date:  August 14, 1998