Form 10-Q
period 1998-09-30
COMMONWEALTH GAS CO
filed 1998-11-13
CIK 22620

<PAGE 1>

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549-1004

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                                                       Outstanding at
            Class of Common Stock                     November 1, 1998
         Common Stock, $25 par value                  2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            COMMONWEALTH GAS COMPANY

                            CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                             (Dollars in thousands)




                                                   September 30,   December 31,
                                                       1998            1997
                                                    (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost      $385,010        $375,083
  Less -  Accumulated depreciation                    119,216         110,661
                                                      265,794         264,422
  Add  -  Construction work in progress                 3,352             570
                                                      269,146         264,992

CURRENT ASSETS
  Cash                                                      9           1,867
  Accounts receivable                                  22,985          49,323
  Unbilled revenues                                     3,111          19,121
  Inventories, at average cost                         26,165          24,526
  Prepaid taxes -
    Property                                            5,868           3,176
    Income                                             12,331           5,640
  Other                                                 1,021           1,234
                                                       71,490         104,887

DEFERRED CHARGES
  Regulatory assets                                    20,404          20,873
  Other                                                 5,684           5,214
                                                       26,088          26,087

                                                     $366,724        $395,966








                             See accompanying notes.

<PAGE 3>

                            COMMONWEALTH GAS COMPANY

                            CONDENSED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                         CAPITALIZATION AND LIABILITIES

                             (Dollars in thousands)



                                                   September 30,   December 31,
                                                       1998            1997
                                                    (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned by
        Commonwealth Energy System (Parent)          $ 71,425        $ 71,425
    Amounts paid in excess of par value                27,739          27,739
    Retained earnings                                  11,874          16,871
                                                      111,038         116,035
  Long-term debt, less current sinking
    fund requirements                                 105,800         105,800
                                                      216,838         221,835
CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                             13,725          39,325
    Advances from affiliates                            6,575             -
                                                       20,300          39,325
  Other Current Liabilities -
    Current sinking fund requirements                   3,650           3,650
    Accounts payable -
      Affiliates                                        4,713           1,869
      Other                                            16,120          32,450
    Accrued taxes -
      Local property and other                          5,932           3,366
    Other                                              24,186          20,595
                                                       54,601          61,930
                                                       74,901         101,255
  DEFERRED CREDITS
    Accumulated deferred income taxes                  39,335          38,322
    Unamortized investment tax credits                  5,312           5,461
    Other                                              30,338          29,093
                                                       74,985          72,876

                                                     $366,724        $395,966


                             See accompanying notes.

<PAGE 4>

                            COMMONWEALTH GAS COMPANY

              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                       (Dollars in thousands - unaudited)


                                   Three Months Ended         Nine Months Ended
                                     1998       1997          1998        1997


GAS OPERATING REVENUES             $ 40,349   $ 41,911      $205,438   $235,286

OPERATING EXPENSES
  Cost of gas sold                   25,309     28,009       113,472    136,034
  Other operation and maintenance    19,284     18,717        59,341     65,411
  Depreciation                        1,083      1,040         7,583      7,280
  Taxes -
    Income                           (3,469)    (3,832)        3,842      4,281
    Local property                      573        609         4,294      4,445
    Payroll and other                   583        668         2,321      2,632
                                     43,363     45,211       190,853    220,083

OPERATING INCOME (LOSS)              (3,014)    (3,300)       14,585     15,203

OTHER INCOME                            666        232           946        319

INCOME BEFORE INTEREST
  CHARGES                            (2,348)    (3,068)       15,531     15,522

INTEREST CHARGES
  Long-term debt                      2,186      1,690         6,558      5,002
  Other interest charges                511        896         1,884      2,805
  Allowance for borrowed funds
    used during construction            (27)       (33)          (56)       (65)
                                      2,670      2,553         8,386      7,742

NET INCOME (LOSS)                    (5,018)    (5,621)        7,145      7,780

RETAINED EARNINGS -
  Beginning of period                18,321     18,543        16,871     10,856
  Dividends on common stock          (1,429)       -         (12,142)    (5,714)

RETAINED EARNINGS -
  End of period                    $ 11,874   $ 12,922      $ 11,874   $ 12,922






                             See accompanying notes.

<PAGE 5>

                            COMMONWEALTH GAS COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                       (Dollars in thousands - unaudited)




                                                         1998           1997

OPERATING ACTIVITIES
  Net income                                          $  7,145       $  7,780
  Effects of noncash items -
    Depreciation and amortization                        9,297          9,622
    Deferred income taxes and investment
      tax credits, net                                    (583)           793
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing        24,210         26,799
  All other operating items                              1,950         (2,254)
Net cash provided by operating activities               42,019         42,740

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (inclusive of AFUDC)                                (12,710)       (11,794)
  Advances to affiliates                                   -           (6,300)
Net cash used for investing activities                 (12,710)       (18,094)


FINANCING ACTIVITIES
  Payment of dividends                                 (12,142)        (5,714)
  Payment of short-term borrowings                     (25,600)       (43,200)
  Proceeds from (payments to) affiliates                 6,575        (10,400)
  Long-term debt issues                                    -           35,000
Net cash used for financing activities                 (31,167)       (24,314)

Net increase (decrease) in cash                         (1,858)           332
Cash at beginning of period                              1,867            421
Cash at end of period                                 $      9       $    753


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest, net of amounts capitalized              $  8,035       $  6,486
    Income taxes                                      $  9,837       $  6,059






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

          The Company has 603 regular employees including 407 (67%) who are represented by three collective bargaining units with contracts in place until March and June of 2002 and April of 2003.

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

          The unaudited financial statements for the periods ended September 30, 1998 and 1997 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals, except for a one-time charge recorded in June 1997 as described in Management's Discussion and Analysis of Results of Operations) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

          The principal regulatory assets included in deferred charges were as follows:
                                                September 30,    December 31,
                                                    1998             1997
                                                   (Dollars in thousands)
      Postretirement benefits costs               $ 8,923          $ 9,607
      FERC Order 636 transition costs               6,310            7,336
      Environmental costs                           5,171            3,930
                                                  $20,404          $20,873

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.2 million at September 30, 1998 and $8.3 million at December 31, 1997.

(3)      Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $93 million for the five-year period 1998 through 2002. Of that amount, $17.9 million is estimated for 1998. As of September 30, 1998, the Company's actual construction expenditures amounted to approximately $12.7 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1998 and 1997 is shown below:

                                       Three Months            Nine Months
                                    Ended September 30,     Ended September 30,
                                       1998 and 1997           1998 and 1997
                                               Increase (Decrease)
                                             (Dollars in thousands)

Gas Operating Revenues              $(1,562)    (3.7)%     $(29,848)   (12.7)%

Operating Expenses -
  Cost of gas sold                   (2,700)    (9.6)       (22,562)   (16.6)
  Other operation and maintenance       567      3.0         (6,070)    (9.3)
  Depreciation                           43      4.1            303      4.2
  Taxes -
    Federal and state income            363      9.5           (439)   (10.3)
    Local property and other           (121)    (9.5)          (462)    (6.5)
                                     (1,848)    (4.1)       (29,230)   (13.3)

Operating Income                        286      8.7           (618)    (4.1)

Other Income                            434    187.1            627    196.6

Income Before Interest Charges          720     23.5              9      0.1

Interest Charges                        117      4.6            644      8.3

Net Income                          $   603     10.7       $   (635)    (8.2)

Firm Unit Sales - BBTU                 (425)   (14.0)        (4,921)   (18.2)

    The following is a summary of total throughput for the periods indicated:

          Total Throughput - In Billions of British Thermal Units (BBTU)

                                                                       Total
                                Interruptible    Total      Trans-    Through-
                         Firm     and Other      Sales     portation    put
Three Months Ended
 September 30, 1998      2,602        959        3,561       2,456     6,017
 September 30, 1997      3,027      1,020        4,047       2,325     6,372

Nine Months Ended
 September 30, 1998     22,167      3,876       26,043       7,855     33,898
 September 30, 1997     27,088      3,457       30,545       6,454     36,999

<PAGE 9>

                            COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the current quarter and nine-month period of 1998 decreased by $1.6 million and $29.8 million, respectively, due primarily to the significant declines in total unit sales. Also affecting revenues in both periods was a lower average cost of gas.

    The decline in firm unit sales for both current periods reflects significant decreases in sales to all customer segments that were caused by the milder winter weather experienced in our region. The fluctuation in non-firm sales reflects the competitive environment that currently exists in the natural gas industry.

Other Operation and Maintenance

    The $6.1 million decrease in other operation and maintenance costs for the current nine-month period reflects the absence of costs associated with a Personnel Reduction Program (PRP) that was initiated during the second quarter of last year ($6.7 million) and the resulting labor savings realized during this period ($2.1 million). Also contributing to the decline was a decrease of $457,000 in services company costs and a reduction of $427,000 in the provision for bad debts. Partially offsetting these factors were higher costs ($4 million) relating to the outsourcing of the information technology, telecommunications and network services function that include costs associated with Year 2000 compliance. The $567,000 increase in other operation and maintenance costs for the current quarter was mainly attributable to higher costs ($1.3 million) relating to information technology and related services as detailed above offset, in part, by labor savings realized during the period ($328,000) related to the PRP.

Depreciation and Taxes

    Depreciation increased slightly during the current quarter and nine-month period due to a higher level of depreciable plant. The fluctuation in federal and state income taxes for both periods was due to the levels of pretax income. Local property and other taxes decreased in both current periods due primarily to lower payroll costs resulting from the PRP discussed above.

Other Income and Interest Charges

    For both the current quarter and nine-month period, the increase in other income was due primarily to higher revenues associated with the Company's merchandising program for water heaters and heating systems.

    For the current quarter and nine-month period, total interest charges increased $117,000 and $644,000, respectively, due primarily to higher long-term interest charges ($496,000 and $1.6 million) resulting from the issuance of two new series of long-term debt in late September 1997 and, in the nine-month period, an increase in interest charges related to deferred gas costs ($306,000). These increases were partially offset by declines in interest on short-term borrowings of $370,000 in the current quarter and $1.2 million in the nine-month period due mainly to a lower average level of borrowings reflecting the use of proceeds from the new long-term debt issues.

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

      The DTE issued a procedural order regarding the Notice of Inquiry on July 2, 1998 which stated that the introduction of comprehensive unbundling for all classes of customers for all local distribution companies is not feasible by November 1, 1998. The DTE stated that unbundled rates for the four local distribution companies that filed settlements on June 29, 1998 (including the Company) shall be in place by November 1, 1998 and that comprehensive unbundling shall be implemented no later than April 1, 1999. Also, as part of the July 2, 1998 procedural order, the DTE ordered that a set of proposed Model Terms and Conditions be submitted by the Collaborative no later than July 15, 1998. These Model Terms and Conditions were submitted on July 10, 1998 but a decision has not yet been issued by the DTE.

<PAGE 12>

                            COMMONWEALTH GAS COMPANY

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The system has been involved in Year 2000 compliancy since 1996.

    The system, on a coordinated basis and with the assistance of RCG Information Technologies and other consultants, is addressing the Year 2000 issue. The system has inventoried and assessed all date sensitive information and transaction processing computer systems and determined that a substantial portion of its software needed to be modified or replaced. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. The system has identified the software and hardware installations that will be necessary. All installations are expected to be completed and tested by mid-1999. The system has also inventoried its non-information technology systems that may be date sensitive, (facilities, electric and gas operations, energy supply/production and distribution), that use embedded technology such as micro-controllers and micro-processors. The system anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

    Modifying and testing the system's information and transaction processing systems from 1996 through 2000 is currently expected to cost $6 to $7 million, including approximately $900,000 incurred through 1997 and $1.6 million spent during the first nine months of 1998. Approximately $1.2 million is expected to be spent in the fourth quarter of this year and the balance of $2.5 to $3 million in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    The system has initiated formal communications with its significant suppliers to determine the extent to which the system may be vulnerable to their failure to correct their own Year 2000 issues. The system has not received enough responses to its survey to make an accurate assessment of the Year 2000 readiness of its suppliers. Failure of the system's significant suppliers to address Year 2000 issues could have a material adverse effect on the system's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the system.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the system's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. The system is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these elements.

<PAGE 13>

                            COMMONWEALTH GAS COMPANY

    The system has started its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the system is delayed. System gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by early 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the system.

    The system is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While the system believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the system's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the system could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the system could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and the system's ability to respond to unforeseen Year 2000 complications.

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

<PAGE 14>

                            COMMONWEALTH GAS COMPANY

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

<PAGE 15>

                            COMMONWEALTH GAS COMPANY

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1998.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1998.

<PAGE 16>

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



Date:  November 13, 1998