Form 10-K
period 1998-12-31
COMMONWEALTH GAS CO
filed 1999-03-31
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

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

                                               Outstanding at
           Class of Common Stock               March 16, 1999
        Common Stock, $25 par value           2,857,000 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

              List of Exhibits begins on page 37 of this report.

<PAGE 2>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                    PART I
                                                                     PAGE

Item  1.    Business........................................          3

              General.......................................          3
              Gas Supply
                General.....................................          4
                Hopkinton LNG Facility......................          4
              Rates and Regulation..........................          5
              Competition...................................          8
              Construction and Financing....................          8
              Employees.....................................          8

Item  2.    Properties......................................          8

Item  3.    Legal Proceedings...............................          9


                                    PART II

Item  5.    Market for the Registrant's Common Stock and
            Related Stockholder Matters.....................         10

Item  7.    Management's Discussion and Analysis of
            Results of Operations...........................         11

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk.....................................         18

Item  8.    Financial Statements and Supplementary Data.....         18

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............         18


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................         37


Signatures..................................................         41

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                                    PART I.

Item 1.     Business

      General

      Commonwealth Gas Company (the Company) is engaged in the distribution and sale of natural gas at retail to approximately 240,000 customers in a 1,067 square mile area which includes 51 communities in eastern, southeastern and central Massachusetts. The approximate year-round population of this service area is 1,128,000.

      The Company, which was organized in 1851 under the laws of the Common-wealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunication and Energy (DTE) that regulates retail rates, accounting, issuance of securities and other matters. Since the date of its organization the Company has, from time to time, acquired the property and franchises of, or merged with, other gas companies. The Company is a wholly-owned subsidiary of Commonwealth Energy System (the Parent), which, together with its subsidiaries, is collectively referred to as "COM/Energy."

      The Company is the only gas distribution utility in its service area and, by virtue of its existing franchises, no other gas distribution utility may extend its operations into the Company's service area without the authori-zation of the DTE. Alternative sources of energy are available to customers within the service territory, but competition from these sources has not been a significant factor affecting the Company's firm gas sales to existing customers. Even with the higher cost of storage and liquefied natural gas
(LNG), which is required to supplement pipeline supply, the overall long-term cost of gas has been competitive with the cost of alternative fuel sources for most of the Company's customers.

      Of the Company's 1998 firm gas unit sales, 61% was sold to residential customers, 28% to commercial customers, 5.8% to industrial customers and 5.2% to other customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain industrial customers with dual-fuel capability can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice or at contractu-ally scheduled times.

      In December 1998, the Parent signed an agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and the Company's 240,000 customers. The merger is expected to occur shortly after the satisfaction of certain conditions, including receipt of certain regulatory approvals. The regulatory approval process is expected to be completed during the second half of 1999.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

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

      In addition to firm transportation and gas supplies mentioned above, the Company utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combina-tion of existing and new agreements which are the result of Federal Energy Regulatory Commission (FERC) Order 636 service unbundling. The LNG facili-ties, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season.

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

      The Company began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1998, there were 593 customers using this transportation service, accounting for 11,146 BBTU or approximately 24% of total throughput.

      (b)  Hopkinton LNG Facility

      A portion of the Company's gas supply during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of the Parent. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

      In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas that are filled with LNG trucked from Hopkinton.

      The Company has contracts for LNG service with Hopkinton extending on a year to year basis with notice of termination required five years in advance of the anticipated termination date. The Company and Hopkinton are currently evaluating the contracts to determine if amendments to the contracts should be negotiated in light of the ongoing deregulation of the natural gas industry. Current contract payments include a demand charge sufficient to cover Hopkin-ton's fixed charges and an operating charge which covers liquefaction

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

and vaporization expenses. The Company furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of the Company.

      Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipeline gas, the Company believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

      Rates and Regulation

      (a) Gas Industry Restructuring

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

      On March 18, 1998, the Collaborative filed a report to the DTE that summarized its progress. The Collaborative reported that it had made substan-tial progress in the areas of rate unbundling and terms and conditions for unbundled services. The report also described at least two policy issues, capacity disposition and cost responsibility, on which the Collaborative's participants require specific regulatory guidance before completing a compre-hensive framework for the transition to a more competitive market structure. In response to this report, the DTE issued a Notice of Inquiry (NOI) to address the Collaborative's unresolved issues. On May 1, 1998, the Company filed initial written comments in the proceeding arguing in favor of a mandatory capacity assignment proposal. On June 8, 1998, the DTE, as part of the aforementioned NOI, received final comments regarding the feasibility of implementing comprehensive unbundling for all local distribution companies
(LDCs) by November 1, 1998. On June 29, 1998, the Company and three other Massachusetts LDCs submitted unbundled rate settlements to the DTE for consideration.

      The DTE issued a procedural order regarding the NOI on July 2, 1998 which stated that the introduction of comprehensive unbundling for all classes of customers for all LDCs is not feasible by November 1, 1998. The DTE stated that unbundled rates for the four LDCs that filed settlements on June 29, 1998 (including the Company) shall be in place by November 1, 1998 and that compre-hensive unbundling shall be implemented no later than April 1, 1999. Also, as part of the July 2, 1998 procedural order, the DTE ordered that a set of proposed Model Terms and Conditions be submitted by the Collaborative no later than July 15, 1998. A partial set of Model Terms and Conditions were submit-ted on July 10, 1998 that excluded provisions for capacity assignment as well as those related sections of the terms and conditions that required further development by the Collaborative once the issues being addressed in the NOI were resolved by the DTE.

      On August 15, 1998, the DTE approved the unbundled rate settlement

<PAGE 6>

                           COMMONWEALTH GAS COMPANY

submitted by the Company. The Company submitted compliance rates consistent with the settlement agreement on September 11, 1998, and unbundled rates became effective on November 1, 1998 as further discussed below.

      On November 30, 1998, the DTE issued an order approving the partial set of Model Terms and Conditions that were submitted by the Collaborative on July 10, 1998. In response to that order, however, the ten gas companies partici-pating in the Collaborative informed the DTE that an April 1, 1999 implementa-tion date for comprehensive gas unbundling was no longer feasible due to the significant time required by the Collaborative to complete the Model Terms and Conditions once the unresolved issues in the aforementioned NOI were answered by the DTE, as well as the additional time required by the gas companies to develop the systems necessary to implement unbundling consistent with these provisions.

      On February 1, 1999, the DTE issued an order in the NOI with regard to capacity assignment and cost responsibility. The DTE found in favor of mandatory capacity assignment, where gas marketers would be required to accept the full cost and contractual obligations of the capacity that the gas companies had historically procured to serve their common customers. In support of its decision, the DTE determined that the capacity market in Massachusetts was not yet workably competitive to allow it to remove tradi-tional regulatory controls that were designed to ensure the reliability of gas service to customers. The DTE further reaffirmed that the LDCs must continue with their obligation to plan for and procure sufficient upstream capacity. Finally, the DTE found that alternative approaches to mandatory capacity assignment would result in transition costs that would conflict with the well-established policy on cost allocation.

      On February 17, 1999, the Collaborative reconvened to continue its work in completing the Model Terms and Conditions consistent with the DTE's order on capacity assignment with a goal to begin the implementation of comprehen-sive unbundling for all LDCs beginning in 1999.

      (b)   Unbundled Rates

      New unbundled rates for the Company went into effect on November 1, 1998. The unbundled rates were developed in accordance with the settlement agreement reached by participants in the Collaborative that was filed with the DTE on June 29, 1998 and approved on August 15, 1998. The new unbundled rates reflect the separation of the Company's gas supply function from its local distribution function.

      Commencing with the billing month of November 1998, the Company has a Seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC) that provide for the recovery, from firm customers or default service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the DTE. The LDAC provides for rates that require annual approval.

      As part of its new unbundled rates, the Company modified its existing CGAC to allow for the following changes: (a) the addition of provisions that allow for the recovery of certain bad-debt expenses; (b) new formulas that no longer adjust the Gas Adjustment Factors for the seasonal embedded gas costs that were in existing sales rates; (c) updated language reflecting the

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

ratemaking requirements for non-core revenue margins; and (d) the removal of provisions for the recovery of environmental remediation costs and FERC Order 636 transition costs, which will instead be recovered through the LDAC.

      The Company's new LDAC recovers conservation charges, environmental remediation costs, balancing penalty revenue credits, and costs associated with the its participation in the Collaborative.

      (c) Regulatory Matters

      In May 1994, the Company requested the DTE to change the back-up service charges under its firm transportation rate. Back-up charges result when the Company sells gas from its system supplies to a customer whose off-system gas supply has failed or is temporarily unavailable for reasons beyond the customer's control. The change involved an upward indexing of back-up charges based on changes in the gas supply demand costs occasioned by FERC Order 636. On December 22, 1994, the DTE approved the Company's requested change effec-tive January 1, 1995. This change, which has no effect on revenue, results in a more equitable recovery of pipeline capacity costs between Commonwealth Gas' total requirements and transportation customers.

      (d) Off-system Gas Sales and Capacity Release Services

      The Company utilizes the off-system sales and capacity release markets as a means to sell excess resources. Off-system sales totaled 3,255 BBTU in 1998, while 25,796 BBTU of capacity was sold in the capacity release market.
A margin-sharing agreement for these sales was approved by the DTE on February 14, 1996 allowing the Company to retain 25% of the gross margins realized above a certain threshold amount as set from year to year with the remaining margins credited to firm customers through the CGAC. As a result of this margin-sharing agreement, the Company retained approximately $118,000 in 1998.

      (e) Conservation and Load Management Program

      In 1998, the Company's gas conservation programs transitioned from a comprehensive, traditional array of programs offered in all customer sectors and funded via a stand-alone Conservation Charge mechanism to a market transformation-oriented program funded via the Company's new LDAC. Where once all conservation activities were implemented company-by-company, now such programs as residential and commercial/industrial equipment rebates are being pursued collaboratively with other gas utilities in the state. An additional feature of the new gas conservation strategy is to minimize commercial/indus-trial programs and customer conservation surcharges. The conservation budget has remained fairly stable at $5.4 million, including $2.9 million in program expenses and $2.5 million in lost margins and incentives.

      Competition

      The Company faces competition from suppliers of fuel oil, propane and electricity and also, for large commercial and industrial customers, from other suppliers of natural gas. The Company is continuously developing and implementing strategies to deal with the increasingly competitive environment.

      FERC Order 636 marked the beginning of the deregulation and restructur-ing of the natural gas industry. In addition to opening up customer

<PAGE 8>

                           COMMONWEALTH GAS COMPANY

markets to competition, the regulations shifted many supply-related responsi-bilities to LDCs including direct gas purchases from suppliers, pipelines and producers, transportation services and storage services. The Company has developed a gas control and information system that has purchasing and tracking systems. This ability, coupled with aggressive planning and procure-ment strategies, will secure the Company's existing market share and permit the expansion of core and non-core supply capabilities.

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

      On February 6, 1997, due to the dramatically changing nature of the electric and gas industries, COM/Energy announced the consolidation of management personnel of affiliated companies Cambridge Electric Light Company (Cambridge Electric), Commonwealth Electric Company (Commonwealth Electric), COM/Energy Services Company and the Company effective on that date. The Company and these affiliates continue to operate under their existing company names. The consolidation process for these companies involved the merging of similar functions and activities to eliminate duplication in order to create the most efficient and cost-effective operation possible. As part of this consolidation effort, the Company initiated a voluntary Personnel Reduction Program that ultimately resulted in a decrease of 100 regular employees (approximately 15%) in 1997.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 6(a) of the Notes to Financial Statements filed under
Item 8 of this report.

      Employees

      The Company has 604 regular employees including 408 (68%) who are repre-sented by three collective bargaining units covered by separate contracts with expiration dates ranging from March 2002 through April 2003. Although a labor dispute with one collective bargaining unit occurred during 1996, employee relations have generally been satisfactory since the dispute was resolved in September 1996.

Item 2.     Properties

      The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At December 31, 1998, the gas system included 2,826 miles of gas distribution lines, 168,188 services and 247,560 customer meters together with the neces-sary measuring and regulating equipment.

      In addition, the Company owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and various natural gas receiving and take stations.

<PAGE 9>

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

      (b)   Number of Shareholders at December 31, 1998

            One

      (c)   Frequency and Amount of Dividends Declared in 1998 and 1997

                       1998                               1997
                                Per Share                           Per Share
            Declaration Date      Amount     Declaration Date         Amount

            May 11, 1998          $3.75      April 25, 1997           $2.00
            July 30, 1998           .50      December 22, 1997         1.30
                                  $4.25                               $3.30


      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

Item 7.     Management's Discussion and Analysis of Results of Operations

      The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facili-tate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

      A summary of the period to period changes in the principal items included in the accompanying Statements of Income for the years ended December 31, 1998 and 1997 and unit sales for these periods is shown below:


                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1998 and 1997          1997 and 1996
                                              Increase (Decrease)
                                             (Dollars in thousands)

Gas Operating Revenues            $(42,052)   (12.7)%    $(11,353)     (3.3)%

Operating Expenses -
  Cost of gas sold                 (33,661)   (17.6)       (6,452)     (3.3)
  Other operation
    and maintenance                 (4,493)    (5.3)       (4,468)     (5.0)
  Depreciation                         497      4.7           421       4.2
  Taxes -
    Federal and state income        (1,671)   (17.3)         (629)     (6.1)
    Local property                    (153)    (2.4)          372       6.3
    Payroll and other                 (320)    (9.9)          840      35.2
                                   (39,801)   (13.0)       (9,916)     (3.1)

Operating Income                    (2,251)    (8.9)       (1,437)     (5.4)

Other Income                           566     83.4          (256)    (27.4)

Income Before Interest Charges      (1,685)    (6.5)       (1,693)     (6.1)

Interest Charges                       490      4.7          (347)     (3.2)

Net Income                         $(2,175)   (14.1)      $(1,346)     (8.0)



Unit Sales (BBTU)

  Firm                              (6,711)   (17.3)%      (2,279)     (5.6)%
  Off-system, interruptible
    and other                        1,481     32.2          (766)    (14.3)
                                    (5,230)   (12.1)       (3,045)     (6.6)

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

      The following is a summary of unit sales, transportation volume and customers for the periods indicated:

                                              Years Ended December 31,
                                            1998        1997        1996

Unit Sales (BBTU):
  Residential                              19,514      22,043      22,759
  Commercial                                8,965      11,077      11,558
  Industrial                                1,843       3,483       4,468
  Other                                     1,681       2,111       2,208
    Total firm                             32,003      38,714      40,993
  Off-system                                4,429       2,673       2,420
  Interruptible and other                   1,658       1,933       2,952
    Total sales                            38,090      43,320      46,365
  Transportation                           11,326       8,478       6,192
    Total                                  49,416      51,798      52,557

Customers at End of Period:
  Residential                             216,951     215,757     213,474
  Commercial                               19,668      19,292      18,907
  Industrial                                  910         934         930
  Other                                     1,357       1,181       1,169
    Total                                 238,886     237,164     234,480

Operating Revenues, Cost of Gas Sold and Unit Sales

      Operating revenues decreased by $42.1 million (12.7%) in 1998 due to the considerable decline in firm unit sales (17.3%) and a lower average cost of gas partially offset by higher transportation revenues ($3.7 million). During 1997, operating revenues decreased by $11.4 million or 3.3% due to a 6.6% decline in total unit sales, lower conservation and load management costs ($1.8 million) and to a lesser extent, lower gas costs.

      The cost of gas sold in 1998 and 1997 reflects changes in gas prices, sales levels, margin-sharing agreements on non-firm sales and refunds received from gas suppliers.

      The decline in firm unit sales for 1998 reflects decreases to all customer segments including residential (11.5%), commercial (19.1%) and industrial (47.1%) that were due primarily to milder weather experienced in this region as compared to 1997. Degree days for 1998 totaled 5,754, 11% lower than last year and 12.1% below the normal level of 6,541. The signifi-cant fluctuations in non-firm sales for 1998 and 1997 continue to reflect the competitive environment that currently exists in the natural gas industry. Interruptible sales have no impact on net income since all of the margins from these sales are flowed back to firm customers through the CGAC.

      The number of customers increased slightly in 1998 and 1997 due mainly to new residential and commercial construction activity, reflecting an improving economic environment.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

Other Operating Expenses

      Other operation and maintenance decreased by $4.5 million (5.3%) in 1998 due to the absence of a one-time charge ($6.8 million) related to a voluntary personnel reduction program (PRP) implemented during the second quarter of 1997, labor savings from the PRP and a decrease in the provision for bad debts ($814,000) offset, in part, by higher costs related to the outsourcing of the information technology, telecommunications and network services function ($6.4 million) that includes costs associated with Year 2000 compliance and higher insurance and employee benefits costs ($1.4 million).

      During 1997, other operation and maintenance decreased by $4.5 million or 5% due to the absence of net costs associated with a 1996 labor dispute ($4.6 million), lower labor costs resulting from a decrease in the number of employees through attrition and the PRP ($5.7 million), reduced maintenance costs relating to distribution ($2.2 million) and lower C&LM costs ($1.8 million). These decreases were partially offset by a one-time charge ($6.8 million) related to the PRP initiated during the second quarter and higher postretirement benefit costs ($2 million) reflecting the full recognition of expense and amortization of previously deferred costs associated with postre-tirement benefits.

      The goal of the PRP was to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the Company. In 1997, approximately 15% of the Company's employees voluntari-ly terminated employment as a result of the PRP. The payback period for the cost of the PRP was expected to be about one year. This action followed the consolidation of COM/Energy's electric and gas operations earlier in 1997.

Depreciation and Taxes

      The 4.7% and 4.2% increase in depreciation in 1998 and 1997, respec-tively, resulted from higher levels of depreciable plant-in-service.

      The fluctuation in federal and state income taxes during 1998 and 1997 was due to the respective levels of pre-tax income. The decrease in payroll and other taxes in 1998 reflects savings from the aforementioned PRP. The increase in payroll and other taxes for 1997 reflects additional payroll-related costs associated with a 1996 labor dispute. The decrease in local property taxes in 1998 was due to changing assessments in the Company's service territory. The increase in local property taxes during 1997 was due to higher tax rates and assessments in the Company's service territory.

Other Income and Interest Charges

      In 1998, other income increased by $566,000 (83.4%) due primarily to increased sales of home heating protection plans. During 1997, other income decreased $256,000 or 27.4% due primarily to a reduction in interest income ($167,000) in connection with the Company's participation in the COM/Energy Money Pool and the absence of interest ($74,000) relating to a Massachusetts income tax abatement received in 1996.

      In 1998, total interest charges increased by $490,000 due to higher interest costs on long-term debt ($1.5 million) related to the issuance of $35

<PAGE 14>

                           COMMONWEALTH GAS COMPANY

million in new long-term debt in September 1997 and an increase in interest on deferred gas costs ($562,000). These increases were partially offset by a decrease in short-term interest ($959,000) due to the repayment of short-term debt in 1998. For 1997, total interest charges decreased $347,000 due primarily to lower interest on deferred gas costs ($1 million) and a decline in interest costs relating to long-term debt ($365,000) reflecting the impact of a sinking fund payment and debt that was retired in October 1996. The impact of these factors was offset, in part, by an increase in short-term interest ($783,000) due to a higher average level of borrowings, higher interest relating to gas refunds ($194,000) and higher interest charges relating to contested tax issues ($115,000).

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

Merger with BEC Energy

      The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger is expected to occur shortly after the satisfac-tion of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

      The merger will create an energy delivery company serving approximately
1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and the Company's 240,000 gas customers in 51 communities.

      Shareholder votes on the merger will be held as part of each of COM/Energy's and BEC's annual shareholder meetings scheduled for the second quarter of 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

      Upon effectiveness of the merger, Thomas J. May, BEC's current Chair-man, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO,

<PAGE 15>

                           COMMONWEALTH GAS COMPANY

will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of directors. Also, upon effectiveness of the merger, NSTAR's board of directors will consist of COM/Energy's and BEC's current trustees.

Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities. COM/Energy has been involved in Year 2000 compliancy since 1996.

      COM/Energy, on a coordinated basis and with the assistance of RCG Information Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compli-ance efforts, as follows: Awareness (through a series of internal announce-ments to employees and through contacts with vendors); Inventory (all comput-ers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifica-tions); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

      COM/Energy's inventory phase required an assessment of all date sensi-tive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installa-tions that are necessary. All installations are expected to be completed and tested by mid-1999.

      COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy is approximately 86% complete in its efforts to resolve non-compliance with Year 2000 requirements related to its non-information technology systems. COM/Energy anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

      At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 70% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

<PAGE 16>

                           COMMONWEALTH GAS COMPANY

      Modifying and testing COM/Energy's information and transaction process-ing systems from 1996 through 2000 is currently expected to cost approximately $7 million, including approximately $900,000 incurred through 1997 and $3.1 million spent in 1998. Approximately $3 million is expected to be spent in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

      In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of February 1, 1999, COM/Energy has received responses from approximately 75% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continuing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfaction by July 1, 1999.

      In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

      COM/Energy has started its contingency planning for critical operation-al areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to COM/Energy.

      COM/Energy is working with other energy industry entities, both region-ally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

      While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to

<PAGE 17>

                           COMMONWEALTH GAS COMPANY

resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distrib-ute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

      The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

Environmental Matters

      The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. In April 1998, the Company recorded an additional liability and corresponding regulatory asset of $500,000 due to an increase in the site clean-up cost estimate for an MGP site for which the Company was previously cited as a Potentially Responsible Party. The DTE has approved recovery of costs associated with MGP sites.

      The Company is also involved in other known or potentially contaminated sites where the associated costs may not be recoverable in rates and have recorded in prior years an estimated liability (and a charge to operations) of $500,000 to cover the expected costs associated with assessment and remedia-tion activities. These estimates are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. The Company is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of the Company's current assessment of its environ-mental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on the Company's results of operations or financial position.

      On January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." SOP 96-1 pro-vides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities net of amounts paid of $1.9 million at December 31, 1998. The adoption of SOP 96-1 did not have a material adverse effect on the Company's results of operations or financial position.

<PAGE 18>

                           COMMONWEALTH GAS COMPANY

New Accounting Principles

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power con-tracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

      The adoption of SFAS No. 133 is not expected to have a material impact on the system's results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Although the Company has material commodity purchase contracts and financial instruments (debt), these instruments are not subject to market risk. The Company has a rate making mechanism which allows for the recovery of gas costs from customers. The gas adjustment mechanism allows the Company to pass all costs related to the purchase of commodities to the customer, thereby insulating the Company from market risk.

      Similarly, any change in the fair market value of the Company's pru-dently incurred debt obligations realized by the Company would be borne by customers through future rates.


Item 8.  Financial Statements and Supplementary Data

        The Company's financial statements required by this item are filed herewith on pages 19 through 36 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

<PAGE 19>


                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1998

Item 8. Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Commonwealth Gas Company:

        We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Common-wealth Energy System) as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting prin-ciples.

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

Boston, Massachusetts
February 18, 1999

<PAGE 20>

                           COMMONWEALTH GAS COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                   PART II.


FINANCIAL STATEMENTS

      Balance Sheets at December 31, 1998 and 1997

      Statements of Income for the Years Ended December 31, 1998, 1997 and
      1996

      Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996

      Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

      Notes to Financial Statements


                                   PART IV.


SCHEDULE

      II Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996

SCHEDULES OMITTED

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

<PAGE 21>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                                    ASSETS



                                                          1998        1997
                                                      (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $392,612   $375,083
  Less - Accumulated depreciation                        120,811    110,661
                                                         271,801    264,422
  Add - Construction work in progress                      1,066        570
                                                         272,867    264,992

CURRENT ASSETS
  Cash                                                       427      1,867
  Accounts receivable -
    Affiliated companies                                     785        592
    Customers, less reserves of $2,346 in 1998
      and $2,853 in 1997                                  38,956     48,731
  Unbilled revenues                                       10,358     19,121
  Inventories, at average cost -
    Natural gas                                           24,519     23,301
    Materials and supplies                                 1,366      1,225
  Prepaid taxes -
    Property                                               3,135      3,176
    Income                                                 5,034      5,640
  Other                                                      874      1,234
                                                          85,454    104,887

DEFERRED CHARGES
  Regulatory assets                                       19,616     20,873
  Other                                                    5,307      5,214
                                                          24,923     26,087

                                                        $383,244   $395,966


















  The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                           COMMONWEALTH GAS COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                        CAPITALIZATION AND LIABILITIES

                                                        1998          1997
                                                     (Dollars in thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned
        by Commonwealth Energy
        System (Parent)                              $ 71,425      $ 71,425
    Amounts paid in excess of par value                27,739        27,739
    Retained earnings                                  17,998        16,871
                                                      117,162       116,035
  Long-term debt, less current sinking
    fund requirements                                 102,150       105,800
                                                      219,312       221,835

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                -          39,325
    Advances from affiliates                           30,825           -
                                                       30,825        39,325

  Other Current Liabilities -
    Current sinking fund requirements                   3,650         3,650
    Accounts payable -
      Affiliated companies                              2,527         1,869
      Other                                            27,153        32,450
    Accrued local property and other taxes              3,251         3,366
    Customer deposits                                   1,327         1,006
    Accrued interest                                    1,057         1,038
    Other                                              18,073        18,551
                                                       57,038        61,930
                                                       87,863       101,255

DEFERRED CREDITS
  Accumulated deferred income taxes                    40,767        38,322
  Unamortized investment tax credits                    5,263         5,461
  Other                                                30,039        29,093
                                                       76,069        72,876
COMMITMENTS AND CONTINGENCIES
                                                     $383,244      $395,966










  The accompanying notes are an integral part of these financial statements.

<PAGE 23>

                           COMMONWEALTH GAS COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                1998       1997        1996
                                                    (Dollars in thousands)

  GAS OPERATING REVENUES                     $289,083    $331,135   $342,488

  OPERATING EXPENSES
    Cost of gas sold                          157,552     191,213    197,665
    Other operation                            70,453      74,402     75,279
    Maintenance                                10,036      10,580     14,171
    Depreciation                               10,979      10,482     10,061
    Taxes -
      Income                                    7,982       9,653     10,282
      Local property                            6,162       6,315      5,943
      Payroll and other                         2,905       3,225      2,385
                                              266,069     305,870    315,786

  OPERATING INCOME                             23,014      25,265     26,702

  OTHER INCOME                                  1,246         679        935

  INCOME BEFORE INTEREST CHARGES               24,260      25,944     27,637

  INTEREST CHARGES
    Long-term debt                              8,721       7,251      7,604
    Other interest charges                      2,270       3,250      3,244
                                               10,991      10,501     10,848

  NET INCOME                                 $ 13,269    $ 15,443   $ 16,789






















  The accompanying notes are an integral part of these financial statements.

<PAGE 24>

                           COMMONWEALTH GAS COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                              1998        1997       1996
                                                  (Dollars in thousands)

  Balance at beginning of year               $16,871     $10,856   $10,495

  Add (Deduct):
    Net income                                13,269      15,443    16,789
    Cash dividends on common stock           (12,142)     (9,428)  (16,428)

  Balance at end of year                     $17,998     $16,871   $10,856







































  The accompanying notes are an integral part of these financial statements.

<PAGE 25>

                           COMMONWEALTH GAS COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   1998      1997      1996
                                                    (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                     $13,269    $15,443  $16,789
  Effects of noncash items -
    Depreciation and amortization                 13,302     13,190   12,034
    Deferred income taxes                         (2,764)       746    4,249
    Investment tax credits                          (198)      (199)    (202)
  Change in working capital exclusive
      of cash and interim financing -
    Accounts receivable and unbilled
      revenues                                    18,345       (230)  (4,859)
    Income taxes                                     606        (21)  (5,235)
    Local property and other taxes                   (74)       191     (342)
    Accounts payable and other                    (5,776)       763  (31,407)
  Deferred postretirement benefit costs              -         (414)  (2,228)
  All other operating items                        5,504     (2,278)  (3,267)
Net cash provided by (used for)
  operating activities                            42,214     27,191  (14,468)

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (inclusive of AFUDC)               (19,362)   (18,392) (11,696)

FINANCING ACTIVITIES
  Payment of dividends                           (12,142)    (9,428) (16,428)
  Proceeds from (payment of) short-term
    borrowings                                   (39,325)   (18,875)  46,000
  Advances from (payments to) affiliates          30,825    (10,400)   8,550
  Long-term debt issues                              -       35,000      -
  Long-term debt issue refunded                      -          -    (10,000)
  Retirement of long-term debt
    through sinking funds                         (3,650)    (3,650)  (3,650)
Net cash provided by (used for)
  financing activities                           (24,292)    (7,353)  24,472

Net increase (decrease) in cash                   (1,440)     1,446   (1,692)
Cash at beginning of period                        1,867        421    2,113
Cash at end of period                            $   427    $ 1,867  $   421

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)        $10,707    $ 9,162  $10,619
    Income taxes                                 $ 5,470    $ 8,916  $14,165








  The accompanying notes are an integral part of these financial statements.

<PAGE 26>

                           COMMONWEALTH GAS COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1) General Information

    Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the Parent). The Parent, together with its subsidiaries, is referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

    The Company is engaged in the distribution and sale of natural gas at retail to approximately 240,000 customers in a 1,067 square-mile area which includes 51 communities in eastern, southeastern and central Massachusetts including New Bedford, Cambridge, Plymouth and Worcester. The approximate year-round population of this service area is 1,128,000.

    The Company has 604 regular employees including 408 (68%) who are repre-sented by three collective bargaining units covered by separate contracts with expiration dates ranging from March 2002 through April 2003.

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

    Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regula-tory assets in cases where the DTE has permitted or is expected to permit recovery of specific costs over time. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be re-quired, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

<PAGE 27>

                           COMMONWEALTH GAS COMPANY

    The principal regulatory assets included in deferred charges at
December 31, 1998 and 1997 were as follows:
                                                         1998        1997
                                                      (Dollars in thousands)

   Postretirement benefit costs                       $ 8,568      $ 9,607
   FERC Order 636 transition costs                      5,968        7,336
   Environmental costs                                  5,080        3,930
     Total regulatory assets                          $19,616      $20,873

   The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8 million and $8.3 million at December 31, 1998 and 1997, respectively. As of December 31, 1998, $16 million of the Company's regulatory assets and all of its regulatory liabilities are reflect-ed in rates charged to customers. Regulatory assets, including postretirement benefit costs, are being recovered over a weighted average period of approxi-mately 8 years.

   (c) Transactions with Affiliates

   Operating revenues include sales of gas to affiliate Cambridge Electric Light Company as follows:
                                        1998       1997      1996
                                          (Dollars in thousands)

   Cost                                $    -    $    -    $    11
   Margin                                   -         -          -
        Total                          $    -    $    -     $   11

   Any margin realized on these sales is credited to firm customers through the Cost of Gas Adjustment Clause (CGAC).

   Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that amounted to $9,834,000, $10,172,000 and $10,124,000 in 1998, 1997 and 1996,
respectively. Transactions with COM/Energy companies are subject to review by the DTE.

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

<PAGE 28>

                           COMMONWEALTH GAS COMPANY

   (e) Depreciation

   Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 2.95% in both 1998 and 1997 and 2.94% in 1996.

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

   (g) Allowance for Funds Used During Construction

   Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the accompanying Statements of Income and amounted to $76,000, $55,000 and $20,000 in 1998, 1997 and 1996, respectively.

   While AFUDC does not provide funds currently, these amounts are recover-able in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 4.5% in 1998, 5.75% in 1997 and 6% in 1996.

(3) Income Taxes

   For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the Parent, and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

<PAGE 29>

                           COMMONWEALTH GAS COMPANY

   The following is a summary of the provisions for income taxes for the years ended December 31, 1998, 1997 and 1996:

                                                1998      1997      1996
                                                (Dollars in thousands)
   Federal -
      Current                                 $ 9,166   $ 7,544   $ 5,220
      Deferred                                 (2,239)      775     3,508
      Investment tax credits                     (198)     (199)     (202)
                                                6,729     8,120     8,526

   State -
      Current                                   1,778     1,562     1,015
      Deferred                                   (373)      168       713
                                                1,405     1,730     1,728
                                                8,134     9,850    10,254
   Amortization of regulatory liability
    relating to deferred income taxes            (152)     (197)       28

   Total federal and state
     income taxes                             $ 7,982   $ 9,653   $10,282

   Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

   Accumulated deferred income taxes consisted of the following in 1998 and
1997:
                                                    1998      1997
                                                (Dollars in thousands)
   Liabilities
      Property-related                            $46,950    $44,730
      Postretirement benefits plan                  3,360      3,877
      All other                                     1,249      1,691
                                                   51,559     50,298

   Assets
      Investment tax credit                         3,397      3,524
      Pension plan                                  4,165      2,921
      Regulatory liability                          2,785      2,883
      Inventory repricing                           2,999      2,948
      All other                                     6,042      3,359
                                                   19,388     15,635
   Accumulated deferred income taxes, net         $32,171    $34,663

   The net year-end deferred income tax liability above is net of current deferred tax assets of $8,596,000 in 1998 and $3,659,000 in 1997 which are included in other deferred charges in the accompanying Balance Sheets.

<PAGE 30>

                           COMMONWEALTH GAS COMPANY

   The total income tax provision set forth on the previous page represents 38% in 1998, 1997 and 1996 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                                  1998       1997       1996

Federal statutory rate                                35%        35%      35%

Federal income tax expense at statutory levels   $ 7,438    $ 8,784  $ 9,475
Increase (Decrease) from statutory rate:
State tax net of federal tax benefit                 913      1,124    1,123
Amortization of investment tax credits              (198)      (199)    (202)
Amortization of excess deferred reserves            (152)      (197)      28
Tax versus book depreciation                          11         19     (123)
Other                                                (30)       122      (19)
                                                 $ 7,982    $ 9,653  $10,282

Effective federal tax rate                            38%        38%      38%

(4) Long-Term Debt and Interim Financing

   (a) Long-Term Debt

   Long-term debt outstanding, exclusive of current maturities and current sinking fund requirements, collateralized by substantially all of the Company's property, is as follows:

                                          Original    Balance December 31,
                                           Issue        1998        1997
                                              (Dollars in thousands)
      First Mortgage Bonds -
        8.99%,  Series I, due 2001         $40,000    $  7,150    $ 10,800
        9.95%,  Series J, due 2020          25,000      25,000      25,000
        7.11%,  Series K, due 2033          35,000      35,000      35,000
        6.54%,  Series L, due 2007          10,000      10,000      10,000
        7.04%,  Series M, due 2017          25,000      25,000      25,000
                                                      $102,150    $105,800

   Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund require-ments under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1998 are as follows:

                     Sinking Fund      Maturing Debt
          Year       Requirements         Issues          Total
                             (Dollars in thousands)

          1999          $3,650            $  -            $3,650
          2000           3,650               -             3,650
          2001           5,079             3,500           8,579
          2002           1,429               -             1,429
          2003           1,429               -             1,429

<PAGE 31>

                           COMMONWEALTH GAS COMPANY

   (b) Notes Payable to Banks

   The Company and other COM/Energy companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1998, COM/Energy companies had $122 million of committed lines that will expire at varying intervals in 1999. These lines are normally renewed upon expiration and require annual fees up to .1875% of the individual line. At December 31, 1998, the uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.7% and 5.8% in 1998 and 1997, respectively. The Company had no notes payable to banks at December 31, 1998 compared to $39,325,000 at December 31, 1997.

   (c) Advances from Affiliates

   The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the Parent, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the out-standing borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrow-ings are for a period of less than one year and are payable upon demand.
Rates on these borrowings averaged 5.3% and 5.4% during 1998 and 1997, respectively. The Company had $30,825,000 in borrowings from the Pool at December 31, 1998 and none at December 31, 1997.

   The Company had no notes payable to the Parent at December 31, 1998 or 1997. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the term of the notes. This rate averaged 8.3% and 8.5% during 1998 and 1997, respectively.

   (d) Disclosures about Fair Value of Financial Instruments

   The fair value of certain financial instruments included in the accompany-ing balance sheets as of December 31, 1998 and 1997 are as follows:

                                    1998                  1997
                            Carrying    Fair       Carrying    Fair
                              Value    Value         Value    Value
                                     (Dollars in thousands)

      Long-Term Debt        $105,800  $118,063     $109,450  $122,744

   The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

<PAGE 32>

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

    The following tables set forth the change in the pension benefit obliga-tion and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:
                                                 1998          1997
                                               (Dollars in thousands)
    Change in benefit obligation
      Obligation at beginning of year          $ 120,179     $  99,811
      Service cost                                 2,398         2,252
      Interest cost                                8,308         7,242
      Actuarial loss                              11,602        17,733
      Benefits paid                               (7,725)       (6,859)
      Obligation at end of year                $ 134,762     $ 120,179


                                                 1998          1997
                                               (Dollars in thousands)

    Change in plan assets
      Fair value of plan assets at
        beginning of year                      $ 114,394     $ 101,182
      Actual return on plan assets                 8,814        17,925
      Employer contributions                       2,192         2,221
      Transfers to affiliated companies             (571)          (75)
      Benefits paid                               (7,725)       (6,859)
      Fair value of plan assets at
        end of year                            $ 117,104     $ 114,394


                                                 1998          1997
                                               (Dollars in thousands)

    Funded status                              $ (17,658)    $  (5,785)
    Unrecognized transition obligation             1,848         2,477
    Unrecognized prior service cost                3,794         4,317
    Unrecognized net actuarial (gain) loss         3,200        (8,874)
    Prepaid (accrued) benefit cost             $  (8,816)    $  (7,865)

<PAGE 33>

                           COMMONWEALTH GAS COMPANY

    Weighted-average assumptions as of December 31 were as follows:

                                                 1998          1997

    Discount rate                                6.50%         7.00%
    Expected return on plan assets               9.00          8.75
    Rate of increase in future compensation      3.75          3.75

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

    Components of net periodic pension cost were as follows:

                                               1998       1997       1996
                                                  (Dollars in thousands)

    Service cost                             $  2,398   $  2,252   $  2,310
    Interest cost                               8,308      7,242      7,172
    Expected return on plan assets             (8,715)    (7,803)    (7,219)
    Amortization of transition obligation         616        619        619
    Amortization of prior service cost            501        503        503
      Total                                     3,108      2,813      3,385
    Transfer from affiliated companies, net       379        516        487
    Less: Amounts capitalized and deferred        451        375        292
      Net periodic pension cost              $  3,036   $  2,954   $  3,580

    The net periodic pension cost reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The Company, in accordance with current rate-making, is deferring the difference between the pension contribution that is reflected in base rates, and pension expense.

    (b) Other Postretirement Benefits

    Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

    To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association trusts that were estab-lished pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation.

<PAGE 34>

                           COMMONWEALTH GAS COMPANY

    The following tables set forth the change in the postretirement benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                  1998          1997
                                               (Dollars in thousands)
    Change in benefit obligation
       Obligation at beginning of year         $  47,271     $  38,643
       Service cost                                  486           441
       Interest cost                               3,029         2,788
       Actuarial loss                                (49)        7,553
       Participant contributions                      51            41
       Benefits paid                              (2,738)       (2,195)
       Obligation at end of year               $  48,050     $  47,271

                                                 1998          1997
                                               (Dollars in thousands)
    Change in plan assets
       Fair value of plan assets at
         beginning of year                     $  16,720     $  12,636
       Actual return on plan assets                1,847         2,474
       Employer contributions                      3,668         3,764
       Participant contributions                      51            41
       Transfers to affiliated companies             (15)          -
       Benefits paid                              (2,738)       (2,195)
       Fair value of plan assets at
        end of year                            $  19,533     $  16,720

    Funded status                              $ (28,517)    $ (30,551)
    Unrecognized transition obligation            23,763        25,501
    Unrecognized net actuarial loss                4,754         5,050
    Prepaid (accrued) benefit cost             $     -       $     -

    Weighted-average assumptions as of December 31 were as follows:

                                                  1998          1997

    Discount rate                                 6.50%         7.00%
    Expected return on plan assets                9.00          8.75
    Rate of increase in future compensation       3.75          3.75

    For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered medical claims was assumed for 1999. The rates were assumed to decrease gradually to 4.5% for 2007 and remain at that level thereafter. Dental claims and Medicare Part B premiums are expected to increase at 4.5% and 3.1%, respectively.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect the periodic postretirement benefit cost in future years.

<PAGE 35>

                           COMMONWEALTH GAS COMPANY

    Components of net periodic postretirement benefit cost were as follows:

                                                  1998      1997     1996
                                                  (Dollars in thousands)

    Service cost                                $   486   $   441  $   551
    Interest cost                                 3,029     2,788    2,878
    Expected return on plan assets               (1,544)   (1,165)    (866)
    Amortization of transition obligation         1,697     1,700    1,700
       Total                                      3,668     3,764    4,263
    Transfers from affiliates, net                  403       484      520
    Add: Net amortization of deferrals            1,039       779      -
    Less: Amounts capitalized and deferred          419       865    2,612
       Net periodic postretirement
       benefit cost                             $ 4,691   $ 4,162  $ 2,171

    Assumed healthcare cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                 One-Percentage-Point
                                                Increase     Decrease
                                                (Dollars in thousands)

    Effect on total of service and
       interest cost components                 $   469      $   (381)
    Effect on postretirement
       benefit obligation                       $ 5,656      $ (5,358)

    On April 15, 1997, the DTE issued an accounting ruling allowing the Company to include postretirement benefits costs in cost-of-service and to amortize the deferred balance of $10.5 million at March 31, 1997 associated with these costs over a period not to exceed ten years that began in April 1997.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees of up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $1,312,000 in 1998, $1,366,000 in 1997 and $1,100,000 in 1996.

(6)  Commitments and Contingencies

    (a) Construction and Financing Program

    The Company is engaged in a continuous construction program presently estimated at $93.4 million for the five-year period 1999 through 2003. Of that amount, $18.6 million is estimated for 1999. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmen-tal factors.

<PAGE 36>

                           COMMONWEALTH GAS COMPANY

    (b) LNG Service Contract

    The Company has long-term contracts with Hopkinton LNG Corp., a wholly-owned subsidiary of the Parent, for liquefaction and vaporization services. The contracts extend on a year-to-year basis, subject to the giving of a notice to terminate by the Company at least five years in advance of the anticipated termination date.

(7) Gas Refunds

    During 1998, 1997 and 1996, the Company received refunds from its gas suppliers in settlement of several rate cases that had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $4,439,000 in 1998, $2,374,000 in 1997 and $7,656,000 in 1996.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obliga-tions.

    Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1998:

                                                   Operating Leases
                                                (Dollars in thousands)

            1999                                       $ 3,601
            2000                                         2,533
            2001                                         2,140
            2002                                         2,140
            2003                                         2,140
            Beyond 2003                                  5,229
            Total future minimum lease payments        $17,783

    Total rent expense for all operating leases, except those with terms of a month or less, amounted to $4,842,000 in 1998, $4,866,000 in 1997, and
$5,027,000 in 1996. There were no contingent rentals and no sublease rentals for the years 1998, 1997 and 1996.

(9) Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These regulations authorize federal and state regulatory agencies to identify and remediate hazardous waste sites and to seek recovery from statutorily liable parties (usually referred to as potentially responsible parties or PRPs), or to order these PRPs to undertake the clean-up themselves. (Refer to "Environ-mental Matters" filed under Item 7 of this report for additional information.)

<PAGE 37>

                           COMMONWEALTH GAS COMPANY

                                   PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.    Index to Financial Statements

          Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedule (page 20).

(a) 2.    Index to Financial Statement Schedules

          Filed herewith at page indicated is the following financial state-ment schedule of the Company:

          Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996 (page 37).

(a) 3.    Exhibits:

                              Notes to Exhibits -

          a. Unless otherwise designated, the exhibits listed below are incor-porated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

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

4.1.        Indentures of Trust or Supplemental Indenture of Trust
            (as filed by the Registrant, except First Supplemental which was filed by the Parent)

4.1.1. Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No. 2-7820).

4.1.2. First Supplemental on Form S-1 (Mar., 1950) (Exhibit 7(a), File No. 2-8418).

<PAGE 38>

                           COMMONWEALTH GAS COMPANY

4.1.3. Second Supplemental on Form S-1 (Nov., 1952) (Exhibit 4(a)(2), File No. 2-10445).
4.1.4. Third Supplemental on Form S-1 (Nov., 1952) (Exhibit 4(a)(3), File No. 2-10445).
4.1.5. Fourth Supplemental on Form S-9 (Oct. 1954) (Exhibit 2(b)(5), File No. 2-15089).
4.1.6. Fifth Supplemental on Form S-9 (Mar., 1956) (Exhibit 2(b)(6), File No. 2-15089).
4.1.7. Sixth Supplemental on Form S-9 (Apr., 1957) (Exhibit 2(b)(7), File No. 2-15089).
4.1.8. Seventh Supplemental on Form S-9 (June 1959) (Exhibit 2(b)(8), File No. 2-20532).
4.1.9. Eighth Supplemental on Form S-9 (Sept. 1961) (Exhibit 2(b)(9), File No. 2-20532).
4.1.10.     Ninth Supplemental on Form 8-K (Aug. 1962) (Exhibit A, File No. 2-
            1647).
4.1.11.     Tenth Supplemental on Form 10-K (1970) (Exhibit 2, File No. 2-
            1647).
4.1.12. Eleventh Supplemental on Form S-1 (June, 1972) (Exhibit 4(b)(2), File No. 2-48556).
4.1.13.     Twelfth Supplemental on Form S-1 (Aug., 1973) (Exhibit
            4(b)(3), File No. 2-48556).
4.1.14.     Thirteenth Supplemental on Form 10-K (1992) (Exhibit 1, File No.
            2-1647).
4.1.15.     Fourteenth Supplemental on Form 10-K (1990) (Exhibit 1, File No.
            2-1647).
4.1.16.     Fifteenth Supplemental on Form 10-K (1982) (Exhibit 1, File No. 2-
            1647).
4.1.17.     Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
            1647).
4.1.18.     Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
            2-1647).
4.1.19. Eighteenth Supplemental on Form 10-Q (March, 1994) (Exhibit 1, File No. 2-1647).
4.1.20.     Nineteenth Supplemental on Form 10-K (1997) (Exhibit 1, File No.
            2-1647).

Exhibit 10. Material Contracts.

10.1.       Natural Gas Purchase Contracts.

10.1.1 Transportation Agreement between CNG and CG to provide for trans-portation of natural gas on a daily basis from Steuben Gas Storage Company to TGP, dated September 24, 1991 (Exhibit 10 to the CG 1991 Form 10-K, File No. 2-1647).

10.2        Other Agreements.

10.2.1 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Filed as Exhibit 1 to the Parent's Form 10-Q (September 1993), File No. 1-7316).

10.2.2 Employees Savings Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Filed as Exhibit 2 to the Parent's Form 10-Q (September 1993), File No. 1-7316).

<PAGE 39>

                           COMMONWEALTH GAS COMPANY

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

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended December 31, 1998.


Exhibit 27. Financial Data Schedule

            Filed herewith as Exhibit 1 is the Financial Data Schedule for the year ended December 31, 1998

<PAGE 40>

                                                                SCHEDULE II

                           COMMONWEALTH GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                            (Dollars in thousands)




                                       Additions
                      Balance   Provision                Deductions    Balance
                     Beginning  Charged to                Accounts     at End
Description           of Year   Operations  Recoveries   Written Off   of Year

Allowance for
  Doubtful Accounts                Year Ended December 31, 1998

                      $ 2,853     $ 4,145     $ 1,527      $ 6,179     $ 2,346


                                   Year Ended December 31, 1997

                      $ 2,738     $ 4,979     $ 1,333      $ 6,197     $ 2,853


                                   Year Ended December 31, 1996

                      $ 2,691     $ 4,381     $ 1,213      $ 5,547     $ 2,738

<PAGE 41>

                           COMMONWEALTH GAS COMPANY
                        FORM 10-K    DECEMBER 31, 1998

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COMMONWEALTH GAS COMPANY
                                                       (Registrant)

                                            By:  R. D. WRIGHT
                                                 Russell D. Wright
                                                 Chairman of the Board and
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

R. D. WRIGHT                                              March 31, 1999
Russell D. Wright
Chairman of the Board and
Chief Executive Officer

DEBORAH A. MCLAUGHLIN                                     March 31, 1999
Deborah A. Mclaughlin,
President and Chief Operating Officer

Principal Financial and Accounting Officer:
JAMES D. RAPPOLI                                          March 31, 1999
James D. Rappoli,
Financial Vice President and Treasurer


A majority of the Board of Directors:

DEBORAH A. MCLAUGHLIN                                     March 31, 1999
Deborah A. McLaughlin, Director

JAMES D. RAPPOLI                                          March 31, 1999
James D. Rappoli, Director

R. D. WRIGHT                                              March 31, 1999
Russell D. Wright, Director