Form 10-Q
period 1999-03-31
COMMONWEALTH GAS CO
filed 1999-05-17
CIK 22620

<PAGE 1>

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549-1004

                                Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                                                Outstanding at
          Class of Common Stock                   May 1, 1999
       Common Stock, $25 par value             2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        COMMONWEALTH GAS COMPANY

                        CONDENSED BALANCE SHEETS

                  MARCH 31, 1999 AND DECEMBER 31, 1998

                                 ASSETS

                         (Dollars in thousands)




                                               March 31,   December 31,
                                                 1999          1998
                                              (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost$394,335      $392,612
   Less -  Accumulated depreciation            125,772        120,811
                                               268,563        271,801
   Add  -  Construction work in progress         1,141          1,066
                                               269,704        272,867

CURRENT ASSETS
   Cash                                          1,201            427
   Advances to affiliates                       14,025            -
   Accounts receivable                          61,507         39,741
   Unbilled revenues                             8,250         10,358
   Inventories, at average cost                 13,134         25,885
   Prepaid taxes -
    Property                                       889          3,135
    Income                                         -            5,034
   Other                                           605            874
                                                99,611         85,454

DEFERRED CHARGES
   Regulatory assets                            19,859         19,616
   Other                                         5,752          5,307
                                                25,611         24,923

                                              $394,926       $383,244










                         See accompanying notes.

<PAGE 3>

                        COMMONWEALTH GAS COMPANY

                        CONDENSED BALANCE SHEETS

                  MARCH 31, 1999 AND DECEMBER 31, 1998

                     CAPITALIZATION AND LIABILITIES

                         (Dollars in thousands)



                                               March 31,   December 31,
                                                 1999          1998
                                              (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)    $ 71,425       $ 71,425
    Amounts paid in excess of par value         27,739         27,739
    Retained earnings                           33,383         17,998
                                               132,547        117,162
  Long-term debt, less current sinking
    fund requirements                          102,150        102,150
                                               234,697        219,312
CURRENT LIABILITIES
  Interim Financing -
    Advances from affiliates                       -           30,825
  Other Current Liabilities -
    Current sinking fund requirements            3,650          3,650
    Accounts payable -
      Affiliates                                 3,813          2,527
      Other                                     20,444         27,153
    Accrued taxes -
      Income                                     3,943            -
      Local property and other                   2,785          3,251
    Other                                       48,088         20,457
                                                82,723         57,038
                                                82,723         87,863
  DEFERRED CREDITS
    Accumulated deferred income taxes           41,467         40,767
    Unamortized investment tax credits           5,215          5,263
    Other                                       30,824         30,039
                                                77,506         76,069

                                              $394,926       $383,244







                         See accompanying notes.

<PAGE 4>

                        COMMONWEALTH GAS COMPANY

          CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                   (Dollars in thousands - unaudited)



                                              1999       1998

GAS OPERATING REVENUES                     $110,320    $108,788

OPERATING EXPENSES
   Cost of gas sold                          52,913      55,545
   Other operation and maintenance           21,240      19,850
   Depreciation                               4,656       4,658
   Taxes -
     Income                                   9,590       8,456
     Local property                           2,823       2,727
     Payroll and other                        1,141       1,119
                                             92,363      92,355

OPERATING INCOME                             17,957      16,433

OTHER INCOME                                    276         180

INCOME BEFORE INTEREST CHARGES               18,233      16,613

INTEREST CHARGES
   Long-term debt                             2,104       2,186
   Other interest charges                       744         719
                                              2,848       2,905

NET INCOME                                   15,385      13,708

RETAINED EARNINGS -
   Beginning of period                       17,998      16,871
   Dividends on common stock                    -           -

RETAINED EARNINGS -
   End of period                           $ 33,383    $ 30,579













                         See accompanying notes.

<PAGE 5>

                        COMMONWEALTH GAS COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                   (Dollars in thousands - unaudited)




                                                  1999          1998

OPERATING ACTIVITIES
  Net income                                   $ 15,385      $ 13,708
  Effects of noncash items -
    Depreciation and amortization                 5,304         5,614
    Deferred income taxes and investment
      tax credits, net                              567           207
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing 26,327        11,851
  All other operating items                        (120)        1,392
Net cash provided by operating activities        47,463        32,772

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (inclusive of AFUDC)                          (1,839)       (2,875)
  Advances to affiliates                        (14,025)          -
Net cash used for investing activities          (15,864)       (2,875)

FINANCING ACTIVITIES
  Payment of short-term borrowings                  -         (30,925)
  Proceeds from (payments to) affiliates        (30,825)          600
Net cash used for financing activities          (30,825)      (30,325)

Net increase (decrease) in cash                     774          (428)
Cash at beginning of period                         427         1,867
Cash at end of period                          $  1,201      $  1,439


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest, net of amounts capitalized       $  2,716      $  2,738
    Income taxes                               $  3,122      $  1,864












                         See accompanying notes.

<PAGE 6>

                        COMMONWEALTH GAS COMPANY

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  General Information

         Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "Parent" and together with its subsidiaries is collectively referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies. In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and the Company's 240,000 gas customers in 51 communities.

         The Company has 600 regular employees including 406 (68%) who are represented by three collective bargaining units with contracts in place until March and June of 2002 and April of 2003.

(2)  Significant Accounting Policies

         (a) Principles of Accounting

         The Company's significant accounting policies are described in Note
     2 of Notes to Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of revenue from firm sales for the year.

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

         The unaudited financial statements for the periods ended March 31, 1999 and 1998 reflect, in the opinion of the Company, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

         The principal regulatory assets included in deferred charges were as follows:
                                             March 31,   December 31,
                                               1999           1998
                                              (Dollars in thousands)
      Postretirement benefits costs          $ 8,309        $ 8,568
      FERC Order 636 transition costs          6,206          5,968
      Environmental costs                      5,344          5,080
                                             $19,859        $19,616

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8 million at March 31, 1999 and December 31, 1998.

(3) Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $93.4 million for the five-year period 1999 through 2003. Of that amount, $18.6 million is estimated for 1999. As of March 31, 1999, the Company's actual construction expenditures amounted to approximately $1.8 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1999 and 1998 is shown below:

                                                 Three Months
                                                Ended March 31,
                                                 1999 and 1998
                                              Increase (Decrease)
                                            (Dollars in thousands)

   Gas Operating Revenues                     $  1,532     1.4 %

   Operating Expenses -
     Cost of gas sold                           (2,632)   (4.7)
     Other operation and maintenance             1,390     7.0
     Depreciation                                   (2)    -
     Taxes -
        Federal and state income                 1,134    13.4
        Local property and other                   118     3.1
                                                     8     -

   Operating Income                              1,524     9.3

   Other Income                                     96    53.3

   Income Before Interest Charges                1,620     9.8

   Interest Charges                                (57)   (2.0)

   Net Income                                 $  1,677    12.2

   Firm Unit Sales BBTU                          1,840    12.7

     The following is a summary of total throughput for the periods indicated:

          Total Throughput - In Billions of British Thermal Units (BBTU)

                                                                 Total
                             Interruptible    Total   Trans-   Through-
                       Firm     and Other      Sales portation   put
Three Months Ended
 March 31, 1999       16,298    1,899      18,197      2,781    20,978
 March 31, 1998       14,458    1,563      16,021      3,159    19,180

<PAGE 9>

                        COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the current quarter increased by $1.5 million due primarily to the 13.6% increase in unit sales and a $1.4 million increase in transportation revenues offset, in part, by a $2.6 million decrease in the cost of gas sold.

    The increase in unit sales to firm customers reflects higher sales to all customer segments due to cooler weather conditions experienced during the first quarter of 1999 compared to the same period last year. Heating degree days for the quarter were 7.6% greater than the first quarter of 1998 but 7.2% less than normal. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

Other Operation and Maintenance

    The $1.4 million (7%) increase in other operation and maintenance costs for the current quarter reflects higher costs associated with a services company affiliate which provides accounting, legal, computer-related and other services (approximately $600,000), and the absence in the current period of an adjustment to year-end 1997 payroll (made in January 1998) related to the 1997 personnel reduction program ($527,000). Also contributing to the increase were higher maintenance costs associated with the Company's distribution system ($188,000).

Taxes

    The increase in federal and state income taxes was due to the level of pre-tax income. Local property and other taxes increased due primarily to higher tax rates and valuations in the Company's service territory.

Other Income

    The increase in other income for the first quarter of 1999 was due primarily to higher revenues associated with the Company's merchandising program for water heaters and heating systems.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The DTE has approved recovery of costs associated with MGP sites. The Company is also involved in certain other known or potentially contaminated sites where the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the Company's 1998 Annual Report on Form 10-K.

<PAGE 10>

                        COMMONWEALTH GAS COMPANY

Gas Industry Restructuring

    Unbundled Gas Rates

    New unbundled rates for the Company went into effect on November 1, 1998. The unbundled rates were developed in accordance with a Settlement Agreement reached by participants in the Massachusetts Gas Unbundling Collaborative (the Collaborative) that was filed with the Massachusetts Department of Telecommunications and Energy on June 29, 1998 and approved on August 15, 1998. The new unbundled rates reflect the separation of the Company's gas supply function from its local distribution function.

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

    As part of its new unbundled rates, the Company modified its existing CGAC to allow for the following changes: (a) the addition of provisions that allow for the recovery of certain bad-debt expenses; (b) new formulas that no longer adjust the Gas Adjustment Factors for the seasonal embedded gas costs that were in existing sales rates; (c) updated provisions reflecting the ratemaking requirements for non-core revenue margins; and (d) the removal of provisions for the recovery of environmental remediation costs and FERC Order 636 transition costs, which will instead be recovered through the LDAC.

    The Company's new LDAC recovers conservation charges, environmental remediation costs, balancing penalty revenue credits, and costs associated with its participation in the Collaborative.

    For additional information related to gas industry restructuring, refer to the Company's 1998 Annual Report on Form 10-K.

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, the Parent and BEC will be merged into a new holding company to be known as NSTAR. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

    The merger will create an energy delivery company serving approximately
1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and the Company's 240,000 gas customers in 51 communities.

<PAGE 11>

                        COMMONWEALTH GAS COMPANY

    Shareholder votes on the merger will be held as part of each of the Parent's and BEC's annual shareholder meetings scheduled for June 24, 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, the Parent's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of the Parent's and BEC's current trustees.

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

    COM/Energy, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installa-tions that are necessary. All installations are expected to be completed and tested by mid-1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy is approxi-mately 94% complete in its efforts to resolve non-compliance with Year 2000
<PAGE 12>
                        COMMONWEALTH GAS COMPANY

requirements related to these systems and anticipates that these systems willbe updated or replaced as necessary and tested by mid-1999.

    At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 85% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $9.85 million, including approximately $900,000, $3.1 million and $1.9 million incurred through 1997, 1998 and the first quarter of 1999, respectively. Approximately $3.95 million is expected to be spent in the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of April 1, 1999, COM/Energy has received responses from approximately 82% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continu-ing and inadequate or marginal responses arebeing pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfac-tion by July 1, 1999.

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

    COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy's gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infra-structure failures, there may be no practical alternative course of action available to COM/Energy.

<PAGE 13>

                        COMMONWEALTH GAS COMPANY

    COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distrib-ute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include,but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

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

<PAGE 14>

                        COMMONWEALTH GAS COMPANY

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1999.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended March 31, 1999.

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



Date:  May 17, 1999