Form 10-Q
period 1999-06-30
COMMONWEALTH GAS CO
filed 1999-08-16
CIK 22620

<PAGE 1>

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549-1004

                                Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                                                Outstanding at
          Class of Common Stock                 August 1, 1999
       Common Stock, $25 par value             2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        COMMONWEALTH GAS COMPANY

                        CONDENSED BALANCE SHEETS

                   JUNE 30, 1999 AND DECEMBER 31, 1998

                                 ASSETS

                         (Dollars in thousands)




                                               June 30,    December 31,
                                                 1999          1998
                                              (Unaudited)


PROPERTY, PLANT AND EQUIPMENT, at original cost$397,298      $392,612
   Less -  Accumulated depreciation            127,429        120,811
                                               269,869        271,801
   Add  -  Construction work in progress         3,506          1,066
                                               273,375        272,867

CURRENT ASSETS
   Cash                                              9            427
   Advances to affiliates                       14,825            -
   Accounts receivable                          27,090         39,741
   Unbilled revenues                             5,009         10,358
   Inventories, at average cost                 19,017         25,885
   Prepaid taxes -
    Property                                       -            3,135
    Income                                       4,647          5,034
   Other                                           928            874
                                                71,525         85,454

DEFERRED CHARGES
   Regulatory assets                            19,724         19,616
   Other                                         4,903          5,307
                                                24,627         24,923

                                              $369,527       $383,244










                         See accompanying notes.

<PAGE 3>

                        COMMONWEALTH GAS COMPANY

                        CONDENSED BALANCE SHEETS

                   JUNE 30, 1999 AND DECEMBER 31, 1998

                     CAPITALIZATION AND LIABILITIES

                         (Dollars in thousands)



                                               June 30,    December 31,
                                                 1999          1998
                                              (Unaudited)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
       2,857,000 shares, wholly-owned by
       Commonwealth Energy System (Parent)    $ 71,425       $ 71,425
    Amounts paid in excess of par value         27,739         27,739
    Retained earnings                           23,845         17,998
                                               123,009        117,162
  Long-term debt, less current sinking
    fund requirements                          102,150        102,150
                                               225,159        219,312
CURRENT LIABILITIES
  Interim Financing -
    Advances from affiliates                       -           30,825
  Other Current Liabilities -
    Current sinking fund requirements            3,650          3,650
    Accounts payable -
      Affiliates                                 4,385          2,527
      Other                                     10,779         27,153
    Accrued taxes -
      Local property and other                     610          3,251
    Other                                       46,122         20,457
                                                65,546         57,038
                                                65,546         87,863
  DEFERRED CREDITS
    Accumulated deferred income taxes           41,847         40,767
    Unamortized investment tax credits           5,166          5,263
    Other                                       31,809         30,039
                                                78,822         76,069

                                              $369,527       $383,244








                         See accompanying notes.

<PAGE 4>

                        COMMONWEALTH GAS COMPANY

          CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                   (Dollars in thousands - unaudited)


                               Three Months Ended     Six Months Ended
                                 1999      1998        1999       1998


GAS OPERATING REVENUES         $ 53,898 $ 56,301    $164,218  $165,089

OPERATING EXPENSES
  Cost of gas sold               27,093   32,618      80,006    88,163
  Other operation and maintenance20,724   20,207      41,964    40,057
  Depreciation                    1,930    1,842       6,586     6,500
  Taxes -
    Income                         (103)  (1,145)      9,487     7,311
    Local property                1,091      994       3,914     3,721
    Payroll and other               623      619       1,764     1,738
                                 51,358   55,135     143,721   147,490

OPERATING INCOME                  2,540    1,166      20,497    17,599

OTHER INCOME                        417      100         693       280

INCOME BEFORE INTEREST
  CHARGES                         2,957    1,266      21,190    17,879

INTEREST CHARGES
  Long-term debt                  2,103    2,186       4,207     4,372
  Other interest charges            832      645       1,589     1,373
  Allowance for borrowed funds
    used during construction        (10)     (20)        (24)      (29)
                                  2,925    2,811       5,772     5,716

NET INCOME (LOSS)                    32   (1,545)     15,418    12,163

RETAINED EARNINGS -
  Beginning of period            33,384   30,579      17,998    16,871
  Dividends on common stock      (9,571) (10,713)     (9,571)  (10,713)

RETAINED EARNINGS -
  End of period                $ 23,845 $ 18,321    $ 23,845  $ 18,321









                         See accompanying notes.

<PAGE 5>

                        COMMONWEALTH GAS COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30 1999 AND 1998

                   (Dollars in thousands - unaudited)




                                                  1999           1998

OPERATING ACTIVITIES
  Net income                                   $ 15,418      $ 12,163
  Effects of noncash items -
    Depreciation and amortization                 8,196         8,069
    Deferred income taxes and investment
      tax credits, net                              773           650
  Change in working capital, exclusive of cash,
    advances to affiliates and interim financing 36,844        35,141
  All other operating items                       1,008            85
Net cash provided by operating activities        62,239        56,008

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (inclusive of AFUDC)                          (7,436)       (7,428)
  Advances to affiliates                        (14,825)         (400)
Net cash used for investing activities          (22,261)       (7,828)

FINANCING ACTIVITIES
  Payment of dividends                           (9,571)      (10,713)
  Payment of short-term borrowings                  -         (39,325)
  Payments to affiliates                        (30,825)          -
Net cash used for financing activities          (40,396)      (50,038)

Net decrease in cash                               (418)       (1,858)
Cash at beginning of period                         427         1,867
Cash at end of period                          $      9      $      9


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)      $  5,550      $  5,462
    Income taxes                               $  8,195      $  4,638











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

         The Company has 595 regular employees including 401 (67%) who are represented by three collective bargaining units with contracts in place until March and June of 2002 and April of 2003.

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

         The unaudited financial statements for the periods ended June 30, 1999 and 1998 reflect, in the opinion of the Company, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

         The principal regulatory assets included in deferred charges were as follows:
                                             June 30,     December 31,
                                               1999           1998
                                              (Dollars in thousands)

      Postretirement benefits costs          $ 8,049        $ 8,568
      FERC Order 636 transition costs          6,206          5,968
      Environmental costs                      5,469          5,080
                                             $19,724        $19,616

         The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $7.9 million at June 30, 1999 and $8 million at December 31, 1998.

(3) Commitments

         Construction Program

         The Company is engaged in a continuous construction program presently estimated at $93.4 million for the five-year period 1999 through 2003. Of that amount, $18.6 million is estimated for 1999. As of June 30, 1999, the Company's actual construction expenditures amounted to approximately $7.4 million, including an allowance for funds used during construction. The Company expects to finance these expenditures on an interim basis with internally-generated funds and short-term borrowings which are ultimately expected to be repaid with the proceeds from the issuance of long-term debt and/or equity securities.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended June 30, 1999 and 1998 and total throughput for these periods is shown below:

                                   Three Months          Six Months
                                   Ended June 30,       Ended June 30,
                                   1999 and 1998        1999 and 1998
                                         Increase (Decrease)
                                       (Dollars in thousands)

Gas Operating Revenues         $(2,403)   (4.3)%    $   (871)   (0.5)%

Operating Expenses -
  Cost of gas sold              (5,525)  (16.9)       (8,157)   (9.3)
  Other operation and maintenance   517    2.6         1,907     4.8
  Depreciation                      88     4.8            86     1.3
  Taxes -
    Federal and state income     1,042    91.0         2,176    29.8
    Local property and other       101     6.3           219     4.0
                                (3,777)   (6.9)       (3,769)   (2.6)

Operating Income                 1,374   117.8         2,898    16.5

Other Income                       317   317.0           413   147.5

Income Before Interest Charges   1,691   133.6         3,311    18.5

Interest Charges                   114     4.1            56     1.0

Net Income                     $ 1,577   102.1      $  3,255    26.8

Firm Unit Sales - BBTU            (970)  (19.0)          870     4.4

    The following is a summary of total throughput for the periods indicated:

          Total Throughput - In Billions of British Thermal Units (BBTU)

                                 Total
                             Interruptible    Total   Trans-   Through-
                       Firm     and Other      Sales portation   put
Three Months Ended
 June 30, 1999         4,137      841        4,978     3,139     8,117
 June 30, 1998         5,107    1,354        6,461     2,239     8,700

Six Months Ended
 June 30, 1999        20,435    2,740       23,175     5,920    29,095
 June 30, 1998        19,565    2,917       22,482     5,398    27,880

<PAGE 9>

                        COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the current quarter decreased by $2.4 million due primarily to the 23% decrease in total unit sales and a $5.5 million decrease in the cost of gas sold offset, in part, by a $1.7 million increase in transportation revenues. For the current six-month period, operating revenues decreased by $871,000 due to an $8.2 million decrease in the cost of gas sold offset to a significant degree by higher transportation revenues ($3 million) and a 3.1% increase in total unit sales.

    The 4.4% increase in unit sales to firm customers during the current six-month period reflects higher sales to all customer segments due to colder weather conditions experienced during the first quarter of 1999 compared to the same period last year. The 19% decrease in firm unit sales for the current quarter reflects the warmer weather experienced throughout the region during that time. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

Other Operation and Maintenance

    Other operation and maintenance increased by $517,000 (2.6%) in the current quarter due primarily to increases in employee benefit and insurance costs ($338,000) and higher costs associated with a services company affiliate which provides accounting, legal, computer-related and other services (approximately $300,000). The $1.9 million (4.8%) increase in other operation and maintenance costs for the current quarter reflects higher costs associated with the aforementioned services company affiliate (approximately $900,000), the absence in the current period of an adjustment to year-end 1997 payroll (made in January 1998) related to the 1997 personnel reduction program ($527,000), higher maintenance costs associated with the Company's distribution system ($197,000) and an increase in the provision for bad debts ($159,000).

Taxes

    The increase in federal and state income taxes for both current periods was due to the level of pre-tax income. Local property and other taxes increased due primarily to higher tax rates and valuations in the Company's service territory.

Other Income

    The increase in other income for both current periods was due primarily to higher revenues associated with the Company's merchandising program for water heaters and heating systems and interest earned from the Company's participation in the COM/Energy Money Pool.

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

<PAGE 10>

                        COMMONWEALTH GAS COMPANY

costs may not be recoverable in rates. For further information on other related environmental matters, refer to the Company's 1998 Annual Report on Form 10-K.

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of the required approvals. On June 24, 1999, common shareholders of COM/Energy and BEC approved the merger. On June 30, 1999, the FERC approved the merger. On July 27, 1999, the DTE approved the rate plan filed by the retail utility subsidiaries of the two companies that is an integral part of the merger. On August 16, 1999, the Massachusetts Attorney General's Office and a group of four intervenors filed appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court. The significant elements of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries and recovery of all merger-related costs including an acquisition premium of approximately $516 million. On August 11, 1999, the Nuclear Regulatory Commission approved the transfer of control of Canal Electric's interest in the Seabrook nuclear generating plant from COM/Energy to NSTAR. The remaining merger approval from the Securities and Exchange Commission is expected to be issued in August.

    The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of COM/Energy's and BEC's current trustees.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary

<PAGE 11>

                        COMMONWEALTH GAS COMPANY

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

    COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced. COM/Energy is currently at a 98% completion level in its five-phase process for all systems, with completion of the last stages of its extensive testing process for the final six systems expected by September 30, 1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy has reported to the North American Electric Reliability Council (NERC) that it met the NERC target date of June 30, 1999 for 100% readiness of all its mission critical components required for the continued safe and reliable delivery of electrici-ty into the Year 2000. COM/Energy's gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness. Overall, the non-information technology systems are at a 99% completion level, with the final items scheduled for completion by August 31, 1999.

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $10.2 million, including approximately $900,000, $3.1 million and $3.2 million incurred through 1997, 1998 and the first half of 1999, respectively. Approximately $3 million is expected to be spent during the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. COM/Energy has ranked its vendors in terms of importance, and as of June 30, 1999 has received adequate responses from 100% of its "critical" and "high" rated vendors. Failure of COM/Energy's significant

<PAGE 12>

                        COMMONWEALTH GAS COMPANY

suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with all other vendors is continuing and inadequate responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans for any vendor not responding to COM/Energy's satisfaction.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy has identified the elements of the infrastructure that are critical to its operations and has requested and obtained information as to the expected Year 2000 readiness of these elements.

    COM/Energy has completed the development of its Year 2000 contingency plans for all operational areas that may be effected by Year 2000 issues. COM/Energy's gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to COM/Energy. The implementation of the contingency plans will continue throughout the remainder of 1999.

    COM/Energy is working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

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

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include,but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

<PAGE 13>

                        COMMONWEALTH GAS COMPANY

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

    SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and may be implemented as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

         Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1999.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended June 30, 1999.

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



Date:  August 16, 1999