Form 10-Q
period 1999-09-30
COMMONWEALTH GAS CO
filed 1999-11-15
CIK 22620

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

                         Commission File Number 2-1647

                           COMMONWEALTH GAS COMPANY
            (Exact name of registrant as specified in its charter)

        Massachusetts                                         04-1989250
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

800 Boylston Street, Boston, Massachusetts                      02199
(Address of principal executive offices)                     (Zip Code)

                                (617) 424-2000
             (Registrant's telephone number, including area code)

              One Main Street, Cambridge, Massachusetts 02142
     (Former name, address and fiscal year, if changed since last report.)

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

                                                     Outstanding at
           Class of Common Stock                    November 1, 1999
        Common Stock, $25 par value                 2,857,000 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                      (Dollars in thousands - unaudited)




                                                  September 30,  December 31,
                                                      1999           1998


PROPERTY, PLANT AND EQUIPMENT, at original cost    $402,239        $392,612
  Less -  Accumulated depreciation                  128,550         120,811
                                                    273,689         271,801
  Add  -  Construction work in progress               4,125           1,066
                                                    277,814         272,867

GOODWILL                                            207,069             -

CURRENT ASSETS
  Cash                                                    9             427
  Accounts receivable                                14,959          39,741
  Unbilled revenues                                   1,581          10,358
  Inventories, at average cost                       25,781          25,885
  Prepaid taxes -
   Property                                           6,014           3,135
   Income                                            14,467           5,034
  Other                                                 320             874
                                                     63,131          85,454

DEFERRED CHARGES
  Regulatory assets                                  57,998          19,616
  Other                                               4,897           5,307
                                                     62,895          24,923
                                                   $610,909        $383,244











  The accompanying notes are an integral part of these financial statements.

<PAGE 3>

                           COMMONWEALTH GAS COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                      (Dollars in thousands - unaudited)



                                                  September 30,  December 31,
                                                      1999           1998

CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized and outstanding -
       2,857,000 shares                            $ 71,425        $ 71,425
   Amounts paid in excess of par value              234,997          27,739
   Retained earnings                                  7,746          17,998
                                                    314,168         117,162
  Long-term debt, less current sinking
   fund requirements                                102,150         102,150
                                                    416,318         219,312
CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                            11,675             -
   Advances from affiliates                             -            30,825
                                                     11,675          30,825
  Other Current Liabilities -
   Current sinking fund requirements                  3,650           3,650
   Accounts payable -
     Affiliates                                      10,824           2,527
     Other                                           16,240          27,153
   Accrued taxes                                      5,959           3,251
   Refundable gas costs                              24,916           8,761
   Other                                             12,323          11,696
                                                     73,912          57,038
                                                     85,587          87,863
DEFERRED CREDITS
   Accumulated deferred income taxes                 42,093          40,767
   Unamortized investment tax credits                 5,117           5,263
   Postretirement benefits costs                     23,989             -
   Other                                             37,805          30,039
                                                    109,004          76,069

                                                   $610,909        $383,244







  The accompanying notes are an integral part of these financial statements.

<PAGE 4>

                           COMMONWEALTH GAS COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)


                                  Three Months Ended        Nine Months Ended
                                    1999       1998          1999       1998


GAS OPERATING REVENUES            $ 31,372   $ 40,349     $195,590   $205,438

OPERATING EXPENSES
  Cost of gas sold                  22,733     25,309      102,739    113,472
  Other operation and maintenance   22,164     19,284       64,128     59,341
  Depreciation                       1,362      1,083        7,948      7,583
  Taxes -
    Income                          (7,314)    (3,469)       2,173      3,842
    Local property                     619        573        4,533      4,294
    Payroll and other                  641        583        2,405      2,321
                                    40,205     43,363      183,926    190,853

OPERATING INCOME                    (8,833)    (3,014)      11,664     14,585

OTHER INCOME                           272        666          965        946

INCOME BEFORE INTEREST
  CHARGES                           (8,561)    (2,348)      12,629     15,531

INTEREST CHARGES
  Long-term debt                     2,104      2,186        6,311      6,558
  Other interest charges               759        511        2,348      1,884
  Allowance for borrowed funds
    used during construction           (39)       (27)         (63)       (56)
                                     2,824      2,670        8,596      8,386

NET (LOSS) INCOME                  (11,385)    (5,018)       4,033      7,145

RETAINED EARNINGS -
  Beginning of period               23,845     18,321       17,998     16,871
  Dividends paid to parent          (4,714)    (1,429)     (14,285)   (12,142)

RETAINED EARNINGS -
  End of period                   $  7,746   $ 11,874     $  7,746   $ 11,874









  The accompanying notes are an integral part of these financial statements.

<PAGE 5>

                           COMMONWEALTH GAS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                      (Dollars in thousands - unaudited)




                                                       1999            1998

OPERATING ACTIVITIES
  Net income                                        $  4,033       $  7,145
  Effects of noncash items -
   Depreciation and amortization                       9,405          9,297
   Deferred income taxes and investment
     tax credits, net                                    275           (583)
  Change in working capital, exclusive of cash,
   advances to affiliates and interim financing       38,779         24,210
  All other operating items                           (6,310)         1,894
Net cash provided by operating activities             46,182         41,963

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                              (13,165)       (12,654)
Net cash used for investing activities               (13,165)       (12,654)

FINANCING ACTIVITIES
  Payment of dividends                               (14,285)       (12,142)
  Proceeds from (payment of) short-term borrowings    11,675        (25,600)
  Proceeds from (payments to) affiliates             (30,825)         6,575
Net cash used for financing activities               (33,435)       (31,167)

Net decrease in cash                                    (418)        (1,858)
Cash at beginning of period                              427          1,867
Cash at end of period                               $      9       $      9


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)            $  8,237       $  8,035
   Income taxes                                     $ 10,432       $  9,837












  The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                           COMMONWEALTH GAS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

         Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999 after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company, that includes the Company, serving approximately
    1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

         The Company's operations are involved in the distribution and sale of natural gas at retail to approximately 240,000 customers in a 1,067 square-mile area which includes 51 communities in eastern, southeastern and central Massachusetts including New Bedford, Cambridge, Plymouth and Worcester. The approximate year-round population of this service area is 1,128,000.

         The Company has 584 employees including 402 (69%) who are represented by three collective bargaining units with contracts in place until March and June of 2002 and April of 2003.

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

         The unaudited financial statements for the periods ended September 30, 1999 and 1998 reflect, in the opinion of the Company, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

<PAGE 7>

                           COMMONWEALTH GAS COMPANY

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

         The principal regulatory assets included in deferred charges were as follows:
                                               September 30,   December 31,
                                                   1999            1998
                                                  (Dollars in thousands)

      Postretirement benefits costs             $31,778          $ 8,568
      Merger costs                               13,481              -
      Environmental costs                         6,533            5,080
      FERC Order 636 transition costs             6,206            5,968
                                                $57,998          $19,616

         The increase in the regulatory asset related to postretirement benefits reflects the impact of the immediate recognition of the Company's previously unrecognized postretirement benefit obligation ($24 million) pursuant to the requirements of purchase accounting. The merger costs include severance costs ($5.9 million) associated with a voluntary separation program (VSP) offered to employees as a result of the merger, pension curtailment costs ($4 million) resulting from the VSP and other costs to achieve the merger ($3.6 million).

         The principal regulatory liabilities, reflected in deferred credits-other, relate to income taxes ($7.9 million at September 30, 1999 and $8 million at December 31, 1998) and previously unrecognized pension costs established pursuant to the requirements of purchase accounting as a result of the merger ($8.5 million at September 30, 1999).

(3) Commitments

         (a) Litigation

         In the normal course of its business, the Company is involved in various legal matters. Management is unable to fully determine a range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial position. However, it is reasonably possible that additional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1999 and 1998 and total throughput for these periods is shown below:
                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                      1999 and 1998          1999 and 1998
                                             Increase (Decrease)
                                           (Dollars in thousands)

Gas Operating Revenues             $(8,977)   (22.2)%    $ (9,848)     (4.8)%

Operating Expenses -
 Cost of gas sold                   (2,576)   (10.2)      (10,733)     (9.5)
 Other operation and maintenance     2,880     14.9         4,787       8.1
 Depreciation                          279     25.8           365       4.8
 Taxes -
   Federal and state income         (3,845)  (110.8)       (1,669)    (43.4)
   Local property and other            104      9.0           323       4.9
                                    (3,158)    (7.3)       (6,927)     (3.6)

Operating Income                    (5,819)  (193.1)       (2,921)    (20.0)

Other Income                          (394)   (59.2)           19       2.0

Income Before Interest Charges      (6,213)  (264.6)       (2,902)    (18.7)

Interest Charges                       154      5.8           210       2.5

Net Income                         $(6,367)  (126.9)     $ (3,112)    (43.6)

Firm Unit Sales - BBTU              (1,021)   (39.2)         (151)     (0.7)

   The following is a summary of total throughput for the periods indicated:

          Total Throughput - In Billions of British Thermal Units (BBTU)

                                     Total
                                Interruptible    Total     Trans-    Through-
                          Firm    and Other      Sales    portation    put
Three Months Ended
 September 30, 1999      1,581       589         2,170      2,996      5,166
 September 30, 1998      2,602       959         3,561      2,456      6,017

Nine Months Ended
 September 30, 1999     22,016     3,329        25,345      8,916     34,261
 September 30, 1998     22,167     3,876        26,043      7,855     33,898

<PAGE 9>

                           COMMONWEALTH GAS COMPANY

Operating Revenues and Unit Sales

    Operating revenues for the current quarter decreased by $9 million due primarily to the decrease in total unit sales and a $2.6 million decrease in the cost of gas sold offset, in part, by a $400,000 increase in transportation revenues. The cost of gas delivered to customers is collected on a fully reconciling basis. Therefore, this decrease in revenue has no impact on net income. For the current nine-month period, operating revenues decreased by $9.8 million due to a $10.7 million decrease in the cost of gas sold and a decrease in total unit sales partially offset by higher transportation revenues ($3.4 million).

    The decreases in unit sales for both current periods reflect the weather conditions experienced throughout the region during those periods. The fluctuation in interruptible and other sales reflects the competitive market that exists today in the natural gas industry.

Other Operation and Maintenance

    Other operation and maintenance increased by $2.9 million (14.9%) and $4.8 million (8.1%) in the current quarter and nine-month period, respectively, due to the recognition of costs allocated to the Company that relate to various compensation plans whose benefits have vested as a result of a change in control at the parent company level ($930,000) and amortization charges related to goodwill and merger costs ($608,000) (see merger discussion below). Another factor contributing to the increase in the current quarter was higher maintenance costs associated with the Company's distribution system ($390,000). Also, contributing to the increase in the current nine-month period were higher costs associated with a services company affiliate which provides accounting, legal, computer-related and other services (approximately $856,000), higher maintenance costs associated with the Company's distribution system ($587,000) and an increase in the provision for bad debts ($143,000).

Taxes

    The decrease in federal and state income taxes for both current periods was due to the level of pre-tax income. Local property and other taxes increased due primarily to higher tax rates and valuations in the Company's service territory.

Other Income

    The decrease in other income for the current three-month period was due primarily to lower sales associated with the Company's merchandising program for water heaters and heating systems.

Environmental Matters

    The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial actions. The DTE has approved recovery of costs associated with MGP sites from customers. The Company is also involved in certain other known or potentially contaminated sites where

<PAGE 10>

                           COMMONWEALTH GAS COMPANY

the associated costs may not be recoverable in rates. For further information on other related environmental matters, refer to the Company's 1998 Annual Report on Form 10-K.

Merger with BEC Energy

    NSTAR, an exempt public utility holding company, was created after completion of a merger transaction between BEC Energy (BEC) and Commonwealth Energy System (COM/Energy) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive market-place. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generation facility to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to Southern Company in December 1998.

    The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

    The merger became effective after receipt of various regulatory approvals. The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of subsid-iary Canal Electric Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

    An integral part of the merger is the rate plan that was filed by the retail utility subsidiaries of BEC and COM/Energy in February 1999 and approved by the DTE on July 27, 1999. Significant elements of the rate plan include a four-year distribution rate freeze (after an adjustment to the distribution rates of affiliates Cambridge Electric Light Company and Commonwealth Electric Company to collect the appropriate level of distribution costs that is offset by a reduction in the transition charge that was previously approved by the DTE), recovery of the acquisition premium (goodwill) over 40 years and recovery of transaction and integration costs (costs to achieve) over 10 years.

    The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The goodwill amounted to approximately $478 million while the original estimate of costs to achieve the merger was $111 million to be amortized over 10 years. This estimate, which has been allocated among the retail utility subsidiaries of NSTAR, will be reconciled to actual costs and any difference is expected to be recovered over the remainder of the amortization period. The amount of goodwill attributed to the Company was approximately $207 million to be amortized over 40 years.

     A group of four intervenors and the Massachusetts Attorney General filed two separate appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court (SJC) in August 1999. While management anticipates that the DTE's decision to approve the rate plan will be upheld by the SJC, it

<PAGE 11>

                           COMMONWEALTH GAS COMPANY

is unable to determine the ultimate outcome of these appeals or their impact on the rate plan.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The Company and its affiliates (the companies) have been involved in Year 2000 compliancy since 1996. While the recent merger with BEC Energy has led to some integrated planning efforts, the companies have essentially continued to resolve Year 2000 issues independently of BEC Energy.

    The companies have followed a five-phase process in its Year 2000 compli-ance efforts, as follows: Awareness (through a series of internal announce-ments to employees and through contacts with vendors); Inventory (all comput-ers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    The companies' inventory phase required an assessment of all date sensi-tive information and transaction processing computer systems and determined that approximately 90% of their software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced.

    The companies have also inventoried their non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. The companies have completed their assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. The companies have reported to the North American Electric Reliability Council (NERC) that they met the NERC target date of June 30, 1999 for 100% readiness of all their mission critical components required for the continued safe and reliable delivery of electricity into the Year 2000. The companies' gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness.

    Modifying and testing the companies' information and transaction process-ing systems from 1996 through 2000 is currently expected to cost approximately $10.3 million, including approximately $8.3 million incurred through September 30, 1999. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to their internal efforts, the companies have initiated formal communications with their significant suppliers to determine the extent to which the companies may be vulnerable to their suppliers' failure to correct

<PAGE 12>

                           COMMONWEALTH GAS COMPANY

their own Year 2000 issues. The companies have ranked their vendors in terms of importance and have received adequate responses from all of their "critical" and "high" rated vendors. Failure of the companies' significant suppliers to address Year 2000 issues could have a material adverse effect on the companies' operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the companies. Contact with all other vendors is continuing and inadequate responses are being pursued by the companies.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facili-ties, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the companies' ability to acquire energy and their ability to serve their customers as ef-fectively as they are now being served. The companies have identified the elements of the infrastructure that are critical to their operations and have requested and obtained information as to the expected Year 2000 readiness of these elements.

    The companies have completed the development of their Year 2000 contingen-cy plans for all operational areas that may be effected by Year 2000 issues. The companies' gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to the companies. The implementation of the contingency plans will continue throughout the remainder of 1999.

    The companies are working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooper-ating in the development of local and wide-scale contingency planning.

    While the companies believe their efforts to address the Year 2000 issue will allow them to be successful in avoiding any material adverse effect on the companies' operations or financial condition, they recognize that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit their ability to acquire and distribute energy and process their daily business transactions for a period of time, especially if such failure is coupled with third party or infra-structure failures. Similarly, the companies could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the companies could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and the companies' ability to respond to unforeseen Year 2000 complications.

<PAGE 13>

                           COMMONWEALTH GAS COMPANY

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include the ultimate impact of the merger, developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and the availability of cash from various sources.

<PAGE 14>

                           COMMONWEALTH GAS COMPANY

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending material legal proceeding.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Filed herewith:

         Exhibit 27 - Financial Data Schedule

                 27.1 - Schedule UT

         Exhibit 99 - Additional Exhibits

                 99.1 - Report of Independent Accountants

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended September 30, 1999.

<PAGE 15>

                           COMMONWEALTH GAS COMPANY

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMMONWEALTH GAS COMPANY
                                                (Registrant)



                                          R. J. WEAFER, JR.
                                          Robert J. Weafer, Jr.
                                          Vice President, Controller
                                            and Chief Accounting
                                            Officer


Date: November 15, 1999