Form 10-K
period 1999-12-31
COMMONWEALTH GAS CO
filed 2000-04-14
CIK 22620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                         Commission file number 2-1647
                                                ------

                           COMMONWEALTH GAS COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-1989250
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

800 Boylston Street, Boston, Massachusetts                       02199
------------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)

                                (617) 424-2000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
 -------------------------             -----------------------------------------
          None                                           None

          Securities registered pursuant to Section 12(g) of the Act:
                                Title of Class
                                --------------
                                     None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
             Class of Common Stock                    March 30, 2000
          ---------------------------                ----------------
          Common Stock, $25 par value                2,857,000 shares

THE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AS A WHOLLY-OWNED SUBSIDIARY AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

              List of Exhibits begins on page 32 of this report.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                         FORM 10-K  DECEMBER 31, 1999
                         ---------  -----------------

                               TABLE OF CONTENTS

                                             PART I
                                                                                           PAGE
                                                                                           ----

Item        1. Business..................................................................    4

Item        2. Properties................................................................    7

Item        3. Legal Proceedings.........................................................    7

                                             PART II

Item  5.    Market for the Registrant's Common Stock and Related Stockholder Matters.....    8

Item  7.    Management's Discussion and Analysis of Results of Operations................    9

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................   13

Item  8.    Financial Statements and Supplementary Data..................................   13

Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...................................................................   13

                                             PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   32

Signatures...............................................................................   36

                           COMMONWEALTH GAS COMPANY
                           ------------------------

                                    PART I.
                                    -------

Item 1.   Business
------    --------

      General
      -------

      Commonwealth Gas Company (the Company) is a wholly owned indirect subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999, after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery and related services company, that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

      The Company is engaged in the distribution and sale of natural gas at retail to approximately 240,000 customers in a 1,067 square mile area which includes 51 communities in eastern, southeastern and central Massachusetts. The approximate year-round population of this service area is 1,128,000.

      The Company, which was organized in 1851 under the laws of the Commonwealth of Massachusetts, operates under the jurisdiction of the Massachusetts Department of Telecommunication and Energy (MDTE) that regulates retail rates, accounting, issuance of securities and other matters. Since the date of its organization the Company has, from time to time, acquired the property and franchises of, or merged with, other gas companies.

      The Company is the only gas distribution utility in its service area and, by virtue of its existing franchises, no other gas distribution utility may extend its operations into the Company's service area without the authorization of the MDTE. Alternative sources of energy are available to customers within the service territory, but competition from these sources has not been a significant factor affecting the Company's firm gas sales to existing customers. Even with the higher cost of storage and liquefied natural gas (LNG), which is required to supplement pipeline supply, the overall long-term cost of gas has been competitive with the cost of alternative fuel sources for most of the Company's customers.

      Of the Company's 1999 firm gas unit sales, 64% was sold to residential customers, 28% to commercial customers, 4% to industrial customers and 4% to other customers. Capital expenditures are required to bring gas into areas of anticipated growth and both the distribution capability and gas supply must be available when new development begins or potential customers will seek alternative sources of fuel. Certain industrial customers with dual-fuel capability can convert from gas to alternative fuels under terms of contracts which permit interruption of their service upon short notice or at contractually scheduled times.

       Gas Supply
       ----------

       The Company purchases transportation, storage and balancing services from Tennessee Gas Pipeline Company (Tennessee) and Algonguin Gas Transmission Company (and other upstream pipelines that bring gas from the supply wells to the final transporting pipelines) and purchases all of its gas supplies from third-party vendors, utilizing firm contracts with terms of less than one year. The vendors vary from small independent marketers to major gas and oil companies.

       In addition to firm transportation and gas supplies mentioned above, the Company utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands. The underground storage contracts are a combination of existing and new agreements which are the result of FERC Order 636 service unbundling. The LNG facilities, described below, are used to liquefy and store pipeline gas during the warmer months for use during the heating season.

       The Company entered into a multi-party agreement in 1992 to assume a portion of Boston Gas Company's contracts to purchase Canadian gas supplies from Alberta Northeast (ANE) and have the volumes delivered by the Iroquois Gas Transmission System and Tennessee pipelines. The ANE gas supply contract was filed with the MDTE and hearings were completed in April 1993.

       On November 17, 1995, the Department approved the Company Original
ANE Contract between the Company and ANE for the purchase of approximately 4.5 million cubic feet per day of natural gas from Alberta, Canada. The MDTE approved the Gas Sales Agreement between Alberta Northeast Gas Limited and the Company files on March 3, 1999. Previous to the Agreement, the Company purchased its Canadian Supply through Boston Gas Company. The agreement allows the Company to receive up to 4,500 MMBtu/Day of Canada Supply delivered into the Iroquois Gas Transmission system. In compliance with this order, the Company also signed transportation agreements with the Tennessee Gas Pipeline and Iroquois Pipeline.

       The Company began transporting gas on its distribution system in 1990 for end-users. As of December 31, 1999, there were 732 customers using this transportation service, accounting for 11,146 BBTU or approximately 24% of total throughput.

       A portion of the gas supply for the Company during the heating season is provided by Hopkinton LNG Corp. (Hopkinton), a wholly-owned subsidiary of NSTAR. The facility consists of a liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3 million MCF of natural gas.

       In addition, Hopkinton owns a satellite vaporization plant and two above-ground cryogenic storage tanks located in Acushnet, Massachusetts with an aggregate capacity of 500,000 MCF of natural gas that are filled with LNG trucked from Hopkinton.

       The Company has contracts for LNG service with Hopkinton extending on year to year basis with notice of termination required five years in advance of the anticipated termination date. Current contract payments include a demand charge sufficient to cover Hopkinton's fixed changes and an operating charge which covers liquefaction and vaporization expenses. The Company furnishes pipeline gas during the period April 15 to November 15 each year for liquefaction and storage. As the need arises, LNG is vaporized and placed in the distribution system of the Company.

       Based upon information presently available regarding projected growth in demand and estimates of availability of future supplies of pipelines gas, the Company believes that its present sources of gas supply are adequate to meet existing load and allow for future growth in sales.

Natural Gas Industry Restructuring and Rates
--------------------------------------------

         In September 1997, the Company along with other gas utilities initiated the Massachusetts Gas Unbundling Collaborative (the Collaborative), to explore and develop generic principles to achieve the MDTE's goals of establishing choice of gas supplier for all customers (comprehensive unbundling).

         In August 1998, the MDTE approved the unbundled rate settlement submitted by the Company, followed in September with compliance rates submitted by the Company that were consistent with a settlement agreement. These unbundled rates became effective on November 1, 1998.

         The Company has a Seasonal Cost of Gas Adjustment Clause (CGAC) and a Local Distribution Adjustment Clause (LDAC) that provide for the recovery, from firm customers or Default Service customers, of certain costs previously recovered through base rates. The CGAC provides for rates that must be approved semi-annually by the MDTE. The LDAC provides for rates that require annual approval.

         As part of its new unbundled rates, the Company modified its existing CGAC to allow for the following changes: (a) the addition of provisions that allow for the recovery of certain bad-debt expenses; (b) new formulas that no longer adjust the Gas Adjustment Factors for the seasonal embedded gas costs that were in existing sales rates; (c) updated language reflecting the ratemaking requirements for non-core revenue margins; and (d) the removal of provisions for the recovery of environmental remediation costs and FERC Order 636 transition costs, which will instead be recovered through the LDAC.

         The Company's approved LDAC recovers conservation charges, environmental remediation costs, balancing penalty revenue credits, and costs associated with its participation in the MGUC.

         In February 1999, the MDTE determined that the capacity market in Massachusetts was not yet workably competitive to allow it to remove traditional regulatory controls that were designed to ensure the reliability of gas service to customers. The MDTE further reaffirmed that the local distribution companies
(LDCs) must continue with their obligation to plan for and procure sufficient upstream capacity.

         On November 3, 1999 after numerous Collaborative meetings, the LDC's filed the remaining sections of the Model Terms and Conditions dealing with capacity assignment peaking services and default service and also filed draft regulations that establish rules to govern the statewide customer choice initiative. In their filing the LDC's indicated that comprehensive unbundling could be implemented no sooner than April 1, 2000. After reviewing comments from stakeholders, the MDTE approved the new sections of the Model Terms and Conditions on January 26, 2000. The MDTE also required each LDC to file compliance Terms and Conditions within 21 days of their order. On December 19, 1999 the MDTE issued a NOL and a procedural schedule seeking comments from interested parties regarding the proposed regulations.

       Competition
       -----------

       The Company faces competition from suppliers of fuel oil, propane and electricity. The Company is continuously developing and implementing strategies to deal with the increasingly competitive environment.

       FERC Order 636 marked the beginning of the deregulation and restructuring of the natural gas industry. In addition to opening up customer markets to competition, the regulations shifted many supply-related responsibilities to LDCs including direct gas purchases from suppliers, pipelines and producers, transportation services and storage services. The Company has developed a gas control and information system that has purchasing and tracking systems. This ability, coupled with aggressive planning and procurement strategies, will secure the Company's existing market share and permit the expansion of core and non-core supply capabilities.

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

       Construction and Financing
       --------------------------

       Information concerning the Company's financing and construction programs is contained in Note 6(a) of the Notes to Financial Statements filed under Item 8 of this report.

       Employees
       ---------

       The Company has 531 regular employees including 378 (71%) who are represented by three collective bargaining units covered by separate contracts with expiration dates ranging from March 2002 through April 2003. Employee relations have generally been satisfactory.

Item 2.  Properties
------   ----------

       The Company's principal gas properties consist of distribution mains, services and meters necessary to maintain reliable service to customers. At December 31, 1999, the gas system included 2,861 miles of gas distribution lines, 170,103 services and 249,874 customer meters together with the necessary measuring and regulating equipment.

       In addition, the Company owns a central headquarters and service building in Southborough, Massachusetts, five district office buildings and various natural gas receiving and take stations.

       The Company's property is subject to encumbrances under its Indenture of Trust and First Mortgage Bonds.

Item 3.  Legal Proceedings
------   -----------------

       The Company is not a party to any pending material legal proceeding.

                           COMMONWEALTH GAS COMPANY
                           ------------------------

                                   PART II.
                                   --------

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
------    ----------------------------------------------------------------
          Matters
          -------

      (a) Principal Market
          ----------------

          Not applicable. The Company is a wholly-owned subsidiary of NSTAR.

      (b) Number of Shareholders at December 31, 1999
          -------------------------------------------

          One

      (c) Frequency and Amount of Dividends Declared in 1999 and 1998
          -----------------------------------------------------------

                     1999                               1998
          ---------------------------       -------------------------------
                            Per Share                             Per Share
          Declaration Date   Amount         Declaration Date        Amount
          ----------------  ---------       ----------------      ---------

          April 28, 1999     $3.35          May 11, 1998              $3.75
          July 23,1999        1.65          July 30, 1998               .50
                             -----                                    -----
                             $5.00                                    $4.25
                             =====                                    =====

      (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

                           COMMONWEALTH GAS COMPANY
                           ------------------------

Item 7.  Management's Discussion and Analysis of Results of Operations
------   -------------------------------------------------------------

      The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facilitate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

      In the accompanying statements, Commonwealth Gas Company prior to the Merger is labeled as the "Predecessor" and after the Merger as the "Successor". The eight month (predecessor period) and the 4 month (successor period), ended August 25, 1999 and December 31, respectively, have been combined for the purpose of comparing the results of the twelve month period ended December 31, 1998 with the twelve month period ended December 31, 1999.

      The following is a summary of unit sales, transportation volume and customers for the periods indicated:

                                                 Years Ended
                                                 December 31,
                                              ------------------
                                                1999       1998
                                              -------    -------

Unit Sales (BBTU):
 Residential                                   20,453     19,514
 Commercial                                     8,890      8,965
 Industrial                                     1,403      1,843
 Other                                          1,430      1,681
                                              -------    -------
   Total firm                                  32,176     32,003
 Off-system                                     2,094      4,429
 Interruptible and other                        2,198      1,658
                                              -------    -------
   Total sales                                 36,468     38,090
 Transportation                                11,882     11,326
                                              -------    -------
   Total                                       48,350     49,416
                                              =======    =======

Customers at End of Period:
 Residential                                  220,493    216,951
 Commercial                                    20,169     19,668
 Industrial                                       894        910
 Other                                          1,414      1,357
                                              -------    -------
   Total                                      242,970    238,886
                                              =======    =======

Operating Revenues, Unit Sales and Cost of Gas Sold
---------------------------------------------------

      Operating revenues increased by $1.9 million (0.1%) in 1999 due to an increase in firm unit sales. A $1.9 million decrease in the cost of gas sold was offset by higher transportation revenues of $3.9 million.

      The change in firm unit sales for 1999 reflects an increase to customer segments including residential (5%) and a decrease to industrial (24%) that were partially due to weather conditions experienced in this region as compared to 1998. Degree days for 1999 totaled 5,854, 2% higher than last year and 11.7% below the normal level of 6,541. The significant fluctuations in non-firm sales for 1999 and 1998 continue to reflect the competitive environment that currently exists in the natural gas industry. Interruptible sales have no impact on net income since all of the margins from these sales are flowed back to firm customers through the CGAC.

      The change in cost of gas sold between 1999 and 1998 reflects changes in gas prices, sales levels, margin-sharing agreements on non-firm sales and refunds received from gas suppliers. Cost of gas sold is collected from gas supply customers. Therefore, changes in this cost have no impact on net income.

      The number of customers increased slightly in 1999 and 1998 due mainly to new residential and commercial construction activity, reflecting a strong economic environment.

Other Operating Expenses
------------------------

      Other operation and maintenance decreased by $93,000 (.1%) in 1999, which is not considered to be a significant change.

      The 57.5% increase in depreciation in 1999 resulted from higher levels of depreciable plant-in-service, amortization charges related to goodwill and merger costs.

      The decrease in federal and state income taxes for the period was due to the level of pre-tax income. Local property and other taxes increased due primarily to higher tax rates and valuations in the Company's service territory.

Other Income and Interest Charges
---------------------------------

      During 1999 the decrease in other income for the period was due primarily to lower sales associated with the Company's merchandising program for heaters and heating systems. In 1999, total interest charges increased due to an increase in interest on deferred gas costs ($549,000).

Forward-Looking Statements
--------------------------

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources.

Merger with BEC Energy
----------------------

      NSTAR, an exempt public utility holding company, was created after completion of a merger transaction between BEC Energy (BEC) and Commonwealth Energy System (COM/Energy, the former parent of the Company) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy.

      The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

      The merger became effective after receipt of various regulatory approvals. The FERC approved the merger on June 24, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

      The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The total goodwill associated with the acquisition was approximately $486 million on a consolidated basis, while the original estimate of costs to achieve the merger was $111 million on a consolidated basis. Costs to achieve which have been allocated to the Company were approximately $15.7 million as of December 31, 1999, and are included as merger costs in regulatory assets on the Company's balance sheet (Note 2(c)). Costs to achieve will be recovered over the amortization period of 10 years. The amount of goodwill allocated to the Company as of the merger date was approximately $199 million, and is being amortized over a period of 40 years. A portion of the goodwill amortization will be allocated to the Boston Edison Company (an NSTAR subsidiary) on an annual basis in accordance with the MDTE rate order approving the merger.

   Year 2000
   ---------

      NSTAR's mission critical systems and other important business systems were considered ready for the year 2000 prior to December 31, 1999. The North American Electric Reliability Council defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. To date, NSTAR has not experienced any significant year 2000 problems. NSTAR will continue to monitor systems in order to address any potential continuing risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

      Under its year 2000 program NSTAR inventoried mission critical systems that were date-sensitive and that used embedded technology such as micro-controllers or microprocessors. Approximately 27% and 20% of BEC's and COM/Energy's systems, respectively, required modification or replacement.

      NSTAR also inventoried important business systems that were date-sensitive and determined that approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated, they were tested for operational and year 2000 readiness in their own environment. After implementation, the systems were then tested for their integration and compatibility with other interactive systems.

     In addition, all non-critical internal productivity systems were inventoried and assessed as part of the year 2000 program. Approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems required modification or replacement. All of these systems were declared ready by September 30, 1999.

     Costs incurred to upgrade or remediate systems have been expensed as incurred. In addition, a decision was made to replace some of the less efficient centralized business systems. Systems replacement costs are being capitalized and amortized over future periods. NSTAR has expended a total of approximately $39 million on this project through December 31, 1999.

     In addition to its internal efforts, BEC and COM/Energy initiated formal communications with their significant suppliers, service providers and other vendors to determine the extent to which they may be vulnerable to these parties' failure to correct their own year 2000 issues. To date, NSTAR has not experienced any significant year 2000 problems associated with its reliance on third parties.

     NSTAR's year 2000 program included contingency plans. If required, these plans were intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans were developed in conjunction with available national and regional guidance and were based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans were procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. In the event that a problem is to arise in 2000 (or beyond), these contingency plans would become effective in order to remediate the problem.

Environmental Matters
---------------------

     The Company is participating in the assessment of a number of former manufactured gas plant (MGP) sites and alleged MGP waste disposal locations to determine if and to what extent such sites have been contaminated and whether the Company may be responsible for remedial action. As of December 31, 1999, the Company has recorded a liability and corresponding regulatory asset amounting to $2.2 million as an estimate for site cleanup costs for several MGP sites for which the Company was previously cited. The MDTE has approved recovery of costs associated with MGP sites.

     Estimates related to environmental remediation costs are reviewed and adjusted periodically as further investigation and assignment of responsibility occurs. NSTAR is unable to estimate its ultimate liability for future environmental remediation costs. However, in view of NSTAR's current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, management does not believe that these matters will have a material adverse effect on NSTAR's financial position or results of operations for a reporting period.

New Accounting Principles
-------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts possibly including fixed-price fuel supply and power contracts) be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No 133", is Effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for calendar year companies). Initial application shall be as of the beginning of an entity's fiscal quarter.

      NSTAR will adopt SFAS 133 as of January 1, 2001. The impact of adoption cannot be currently estimated and will be dependent upon the value, nature and purpose of the derivative instruments held, if any, as of January 1, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

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

      Similarly, any change in the fair market value of the Company's prudently incurred debt obligations realized by the Company would be borne by customers through future rates.


Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

        The Company's financial statements required by this item are filed herewith on pages 14 through 31 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

         None.

Item 8.     Financial Statements and Supplementary Data
-------     -------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of Commonwealth Gas Company:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 32, present fairly, in all material respects, the financial position of Commonwealth Gas Company at December 31, 1999, and the results of its operations and its cash flows for the period from January 1, 1999 through August 24, 1999 and for the period from August 25, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 32, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of Commonwealth Gas Company:

     We have audited the accompanying balance sheets of COMMONWEALTH GAS COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1998, and the related statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1998. These financial statements referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Gas Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 18, 1999

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------

                                   PART II.
                                   --------

ITEM 8
FINANCIAL STATEMENTS

     Report of Independent Public Accountants...............................  14

     Balance Sheets at December 31, 1999 and 1998...........................  17

     Statements of Income for the 1999 Periods August 25 to December 31 and January 1 to August 24 and the Years Ended December 31, 1998 and 1997.. 19

     Statements of Retained Earnings for the Years Ended December 31, 1999,
     1998 and 1997..........................................................  20

     Statements of Cash Flows for the 1999 Periods August 25 to December 31
     and January 1 to August 24 and the Years Ended December 31, 1998
     and 1997...............................................................  21

     Notes to Financial Statements..........................................  22


                                   PART IV.
                                   --------

SCHEDULE

     II Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997

SCHEDULES OMITTED

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                                BALANCE SHEETS
                                --------------
                          DECEMBER 31, 1999 AND 1998
                          --------------------------
                                    ASSETS
                                    ------

                                                       1999        1998
                                                       ----        ----
                                                   (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost      $407,950    $392,612
  Less - Accumulated depreciation                     130,297     120,811
                                                     --------    --------
                                                      277,653     271,801
  Add - Construction work in progress                   2,627       1,066
                                                     --------    --------
                                                      280,280     272,867
                                                     --------    --------

GOODWILL                                              197,019           -

CURRENT ASSETS
  Cash                                                      9         427
  Accounts receivable -
    Affiliated companies                                1,103         785
    Customers, less allowances of $2,200 in 1999
      and $2,346 in 1998                               36,880      38,956
  Unbilled revenues                                    10,324      10,358
  Inventories, at average cost -
    Natural gas                                        25,462      24,519
    Materials and supplies                              1,437       1,366
  Prepaid taxes -
    Property                                            3,511       3,135
    Income                                              7,724       5,034
  Other                                                   586         874
                                                     --------    --------
                                                       87,036      85,454
                                                     --------    --------

DEFERRED CHARGES
  Regulatory assets                                    23,725      19,616
  Other                                                32,967       5,307
                                                     --------    --------
                                                       56,692      24,923
                                                     --------    --------
                                                     $621,027    $383,244
                                                     ========    ========

  The accompanying notes are an integral part of these financial statements.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                                BALANCE SHEETS
                                --------------
                          DECEMBER 31, 1999 AND 1998
                          --------------------------
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------

                                                  1999       1998
                                                  ----       ----
                                               (Dollars in thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized and outstanding -
        2,857,000 shares, wholly-owned
        by NSTAR (Parent)                         71,425    $ 71,425
    Amounts paid in excess of par value          234,982      27,739
    Retained earnings                              5,381      17,998
                                                --------    --------
                                                 311,788     117,162
  Long-term debt, less current sinking
    fund requirements                             98,500     102,150
                                                --------    --------
                                                 410,288     219,312
                                                --------    --------

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                        35,825           -
    Advances from affiliates                      17,445      30,825
                                                --------    --------
                                                  53,270      30,825
                                                --------    --------
  Other Current Liabilities -
    Current sinking fund requirements              3,650       3,650
    Accounts payable -
      Affiliated companies                         5,331       2,527
      Other                                       26,194      27,153
    Accrued local property and other taxes         3,913       3,251
    Customer deposits                              1,458       1,327
    Accrued interest                               1,082       1,057
    Other                                         16,608      18,073
                                                --------    --------
                                                  58,236      57,038
                                                --------    --------
                                                 111,506      87,863
                                                --------    --------

DEFERRED CREDITS
  Accumulated deferred income taxes               39,598      40,767
  Regulatory Liability                            42,240       8,012
  Unamortized investment tax credits               5,066       5,263
  Other                                           12,329      22,027
                                                --------    --------
                                                  99,233      76,069
                                                --------    --------
COMMITMENTS AND CONTINGENCIES
                                                $621,027    $383,244
                                                ========    ========

  The accompanying notes are an integral part of these financial statements.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                             STATEMENTS OF INCOME
                             --------------------

                              For The 1999 Periods
                              --------------------
                           August 25        January 1
                              To               To               Years Ended
                          December 31,      August 24,          December 31,
                          ------------      ----------          ------------
                          (Successor)     (Predecessor)        1998        1997
                                                               ----        ----
                                      (Dollars in thousands)
GAS OPERATING REVENUES      $108,295         $182,711      $289,083    $331,135
                            --------         --------      --------    --------

OPERATING EXPENSES
  Cost of gas sold            60,893           94,728       157,552     191,213
  Other operation             21,520           49,794        72,461      76,152
  Maintenance                  3,626            7,464        10,036      10,580
  Depreciation and
    amortization               5,565            8,567         8,971       8,732
  Taxes -
    Income                     4,208            3,145         7,982       9,653
    Local property             2,600            4,347         6,162       6,315
    Payroll and other            790            2,189         2,905       3,225
                            --------         --------      --------    --------
                              99,202          170,234       266,069     305,870
                            --------         --------      --------    --------

OPERATING INCOME               9,093           12,477        23,014      25,265

OTHER INCOME                     166              909         1,246         679
                            --------         --------      --------    --------

INCOME BEFORE INTEREST
  CHARGES                      9,259           13,386        24,260      25,944
                            --------         --------      --------    --------

INTEREST CHARGES
  Long-term debt               2,780            5,610         8,721       7,251
  Other interest charges       1,098            2,052         2,270       3,250
                            --------         --------      --------    --------
                               3,878            7,662        10,991      10,501
                            --------         --------      --------    --------

NET INCOME                     5,381            5,724      $ 13,269    $ 15,443
                            ========         ========      ========    ========

  The accompanying notes are an integral part of these financial statements.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                        STATEMENTS OF RETAINED EARNINGS
                        -------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------

                                               1999       1998       1997
                                               ----       ----       ----
                                                (Dollars in thousands)
Balance at beginning of year                $  17,998  $  16,871  $  10,856

Add (Deduct)
   Net income -                                    --     13,269     15,443
      January 1, 1999 to August 24, 1999        5,724         --         --
   Dividends on common stock -                     --    (12,142)    (9,428)
      January 1, 1999 to August 24, 1999      (14,285)        --         --
                                            ---------  ---------  ---------
                                                9,437     17,998     16,871

Reclassification to additional
   paid-in capital at August 24, 1999          (9,437)        --         --

Add
   Net Income -
      August 25, 1999 to December 31, 1999      5,381         --         --
                                            =========  =========  =========

Balance at end of year                      $   5,381  $  17,998  $  16,871
                                            =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------

                                                                    For the 1999 Periods
                                                                ---------------------------
                                                                 August 25       January 1
                                                                    to               to
                                                                December 31,     August 24,     1998       1997
                                                                ------------     ----------     ----       ----
                                                                (Successor)     (Predecessor)
                                                                                 (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                                     $   5,381         $  5,724   $ 13,269   $ 15,443
  Effects of noncash items -
  Depreciation and amortization                                      5,565            8,567     13,302     13,190
    Deferred income taxes                                           (3,750)             250     (2,764)       746
    Investment tax credits                                             (67)            (130)      (198)      (199)
  Change in working capital exclusive
    of cash and interim financing -
    Accounts receivable and unbilled
    revenues                                                       (25,489)          27,281     18,345       (230)
    Income taxes                                                    (8,274)           5,584        606        (21)
    Local property and other taxes                                     696             (410)       (74)       191
    Accounts payable and other                                     (12,940)          12,750     (5,776)       763
  Deferred postretirement benefit costs                                  -                -          -       (414)
  All other operating items                                         (3,073)          (3,401)     5,504     (2,278)
                                                                 ---------         --------   --------   --------
Net cash provided by (used for)
  operating activities                                             (41,951)          56,215     42,214     27,191
                                                                 ---------         --------   --------   --------

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (inclusive of AFUDC)                                  (7,669)         (11,523)   (19,362)   (18,392)
                                                                 ---------         --------   --------   --------

FINANCING ACTIVITIES
  Payment of dividends                                                   -          (14,285)   (12,142)    (9,428)
  Proceeds from (payment of) short-term
    borrowings                                                      35,825                -    (39,325)   (18,875)
  Advances from (payments to)
  affiliates                                                        17,445          (30,825)    30,825    (10,400)
  Long-term debt issues                                                  -                -          -     35,000
  Retirement of long-term debt
    through sinking funds                                           (3,650)               -     (3,650)    (3,650)
                                                                 ---------         --------   --------   --------
Net cash provided by (used for)
  financing activities                                              49,620          (45,110)   (24,292)    (7,353)
                                                                 ---------         --------   --------   --------

Net increase (decrease) in cash                                          -             (418)    (1,440)     1,446
Cash at beginning of period                                              9              427      1,867        421
                                                                 ---------         --------   --------   --------
Cash at end of period                                                    9                9   $    427   $  1,867
                                                                 =========         ========   ========   ========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest
    (net of amounts capitalized)                                 $   5,126         $  5,969   $ 10,707   $  9,162
    Income taxes                                                 $  11,034         $  8,195   $  5,470   $  8,916

  The accompanying notes are an integral part of these financial statements.

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)  General Information
     -------------------

     Commonwealth Gas Company (the Company) is a wholly-owned subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999, after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in various other utility and nonregulated companies.

     The Company is engaged in the distribution and sale of natural gas at retail to approximately 240,000 customers in a 1,067 square-mile area which includes 51 communities in eastern, southeastern and central Massachusetts including New Bedford, Cambridge, Plymouth and Worcester. The approximate year-round population of this service area is 1,128,000.

     The Company has 531 regular employees including 378 (71%) who are represented by three collective bargaining units covered by separate contracts with expiration dates ranging from March 2002 through April 2003.

(2) Significant Accounting Policies
    -------------------------------

     (a) Principles of Accounting
         ------------------------

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

     (b) Merger and Financial Statement Presentation
         -------------------------------------------

     On August 25, 1999 BEC Energy (BEC) and Com/Energy merged to form NSTAR as an exempt public utility holding company. NSTAR's utility subsidiaries include the Company. The merger was accounted for by NSTAR as an acquisition by BEC of Com/Energy and all of its subsidiaries including the Company come under the purchase method of accounting.

     The merger was accounted for by BEC as an acquisition of COM/Energy under the purchase method of accounting. The total goodwill associated with the acquisition was approximately $486 million on a consolidated basis, while the original estimate of costs to achieve the merger was $111 million on a consolidated basis. Costs to achieve which have been allocated to the Company were approximately $15.7 million as of December 31, 1999, and are included as merger costs in regulatory assets on the Company's balance sheet (Note 2(c)). Costs to achieve will be recovered over the amortization period of 10 years. The amount of goodwill allocated to the Company as of the merger date was approximately $199 million, and is being amortized over a period of 40 years. A portion of the goodwill amortization will be allocated to the Boston Edison Company (an NSTAR subsidiary) on an annual basis in accordance with the MDTE rate order approving the merger.

     In the accompanying statements, the Company prior to the merger is labeled as the "Predecessor" and after the merger as the "Successor."

     As of August 25, 1999, approximately $9 million of retained earnings was reclassified as additional paid-in capital.


     (c) Regulatory Assets and Liabilities
         ---------------------------------

     The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Telecommunications and Energy (MDTE).

     Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the MDTE has permitted or is expected to permit recovery of specific costs over time. If all or a separable portion of the Company's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for the Company's remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

     The principal regulatory assets included in deferred charges at December 31, 1999 and 1998 were as follows:

                                            1999        1998
                                            ----        ----
                                         (Dollars in thousands)

     Postretirement benefit costs          $ 7,530     $ 8,568
     Merger related costs                    9,455           -
     FERC Order 636 transition costs             -       5,968
     Environmental costs                     6,740       5,080
                                           -------     -------
       Total regulatory assets             $23,725     $19,616
                                           =======     =======

     The principal regulatory liability, reflected in deferred credits-other and relating to income taxes, was $8.3 million and $8 million at December 31, 1999 and 1998, respectively. As of December 31, 1999, $19 million of the Company's regulatory assets and all of its regulatory liabilities are reflected in rates charged to customers. Regulatory assets, including postretirement benefit costs, are being recovered over a weighted average period of approximately 8 years.

     (d) Transactions with Affiliates
         ----------------------------

     Other intercompany transactions include payments by the Company for management, accounting, data processing and other services provided by COM/Energy Services Company. In addition, the Company incurred costs paid to affiliate Hopkinton LNG Corp. for liquefaction and vaporization services that amounted to $9,632,000, $9,834,000 and $10,172,000 in 1999, 1998 and 1997,
respectively. Transactions with COM/Energy companies are subject to review by the MDTE.

     (e) Operating Revenues
         ------------------

     Customers are billed for their use of gas on a cycle basis throughout the month. To reflect revenues in the proper period, the estimated amount of unbilled sales revenue is recorded each month.

     The Company is permitted to bill customers currently for total gas costs, certain conservation and load management costs and environmental costs through adjustment clauses. Amounts recoverable under the adjustment clauses are subject to review and adjustment by the MDTE. The amount of such costs incurred by the Company but not yet reflected in customers' bills is recorded as unbilled revenues.

     (f) Depreciation and Amortization
         -----------------------------

     Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 3.23% in 1999 and 2.95% in both 1998 an 1997.

     (g) Maintenance
         -----------

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

     (h) Allowance for Funds Used During Construction
         --------------------------------------------

     Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in other interest charges in the accompanying Statements of Income and amounted to $89,000, $76,000 and $55,000 in 1999, 1998 and 1997,
respectively.

     While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The amount of AFUDC recorded was at a weighted average rate of 5.00% in 1999, 4.5% in 1998 and 5.75% in 1997.

(3)  Income Taxes
     ------------

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

     The following is a summary of the provisions for income taxes for the years ended December 31, 1999, 1998 and 1997:

                                    For the 1999 Periods
                                   August 25,   January 1,
                                      to           to
                                  December 31,  August 24,    1998      1997
                                  ------------  ----------  -------    ------
                                            (Dollars in thousands)
     Federal -
          Current                    $ 6,701       $2,525   $ 9,166    $7,544
          Deferred                    (3,111)         191    (2,239)      775
          Investment tax credits         (67)        (130)     (198)     (199)
                                     -------       ------   -------    ------

                                   $ 3,523    $2,586     6,729     8,120
                                   -------    ------   -------    ------

     State -
       Current                       1,324       501     1,778     1,562
       Deferred                       (631)       58      (373)      168
                                   -------    ------   -------    ------
                                       693       559     1,405     1,730
                                   -------    ------   -------    ------
                                     4,216     3,145     8,134     9,850
     Amortization of regulatory
     liability relating to
     deferred income taxes              (8)        0      (152)     (197)
                                   -------    ------   -------    ------

     Total federal and state
      income taxes                 $ 4,208    $3,145   $ 7,982    $9,653
                                   =======    ======   =======    ======

     Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

     Accumulated deferred income taxes consisted of the following in 1999 and 1998:

                                                        1999        1998
                                                        ----        ----
                                                    (Dollars in thousands)

     Deferred tax liabilities
       Property-related                                $45,555    $46,950
       Other                                             3,221      4,609
                                                       -------    -------
                                                        48,776     51,559
                                                       -------    -------

     Deferred tax assets
       Investment tax credits                            3,270      3,397
       Regulatory liability                              2,687      2,785
       Other                                            14,487     13,206
                                                       -------    -------
                                                        20,444     19,388
                                                       -------    -------
     Net accumulated deferred income taxes             $28,332    $32,171
                                                       =======    =======

     The net year-end deferred income tax liability above is net of current deferred tax assets of $11,266,000 in 1999 and $8,596,000 in 1998 which are included in other deferred charges in the accompanying Balance Sheets.

                           COMMONWEALTH GAS COMPANY
                           ------------------------

     The total income tax provision set forth on the previous page represents 40% in 1999 and 38% both in 1998 and 1997 of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:

                                    For the 1999 Periods
                                   August 25,   January 1,
                                      to           to         1998      1997
                                                              ----      ----
                                  December 31,  August 24,
                                  ------------  ----------
Federal statutory rate                 35%          35%          35%       35%
                                   ======       ======       ======    ======

Federal income tax expense
 at statutory levels               $3,356       $3,104       $7,438    $8,784
Increase (Decrease) from
 statutory rate:
State tax net of federal
 tax benefit                          450          364          913     1,124
Merger related costs                  372            0
Amortization of investment
 tax credits                          (67)        (130)        (198)     (199)
Other                                  97         (193)        (171)      (56)
                                   ------       ------       ------    ------
                                   $4,208        3,145       $7,982    $9,653
                                   ======       ======       ======    ======

Effective tax rate                     44%          35%          38%       38%
                                   ======       ======       ======    ======

(4)  Long-Term Debt and Interim Financing
     ------------------------------------

     (a) Long-Term Debt
         --------------

     Long-term debt outstanding, exclusive of current maturities and current sinking fund requirements, collateralized by substantially all of the Company's property, is as follows:

                                       Original  Balance December 31,
                                                 --------------------
                                        Issue       1999       1998
                                       --------     ----       ----
                                           (Dollars in thousands)
       First Mortgage Bonds -
         8.99%,  Series I, due 2001     $40,000    $ 3,500   $  7,150
         9.95%,  Series J, due 2020      25,000     25,000     25,000
         7.11%,  Series K, due 2033      35,000     35,000     35,000
         6.54%,  Series L, due 2007      10,000     10,000     10,000
         7.04%,  Series M, due 2017      25,000     25,000     25,000
                                                   -------   --------
                                                   $98,500   $102,150
                                                   =======   ========

     Under terms of its indenture, the Company is required to make periodic sinking fund payments for retirement of outstanding long-term debt. The Company may purchase its outstanding bonds in advance of sinking fund requirements under favorable conditions. The required sinking fund payments and balances of maturing debt issues for the five years subsequent to December 31, 1998 are as follows:

                     Sinking Fund      Maturing Debt
             Year    Requirements         Issues      Total
             ----    ------------      -------------  -----
                             (Dollars in thousands)

             2000        3,650                 -      3,650
             2001        5,079             3,500      8,579
             2002        1,429                 -      1,429
             2003        1,429                 -      1,429
             2004        1,429                 -      1,429

     (b) Notes Payable to Banks
         ----------------------

     The Company and other NSTAR companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1999, NSTAR had $115 million of committed lines that will expire at varying intervals in 2000. These lines are normally renewed upon expiration and require annual fees up to .1875% of the individual line. At December 31, 1999, the uncommitted lines of credit totaled $10 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 5.8% and 5.7% in 1999 and 1998, respectively. The Company had notes payable to banks of $35,825,000 at December 31, 1999 and no notes outstanding at December 31, 1998.

     (c) Advances from Affiliates
         ------------------------

     The Company is a member of the Com/Energy Money Pool (the Pool), an arrangement among the subsidiaries of Com/Energy whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than those available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.1% and 5.3% during 1999 and 1998, respectively. The Company had $17,445,000 in borrowings from the Pool at December 31, 1999 and $30,825,000 at December 31, 1998.

     (d) Disclosures about Fair Value of Financial Instruments
         -----------------------------------------------------

     The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1999 and 1998 are as follows:

                                1999               1998
                         -----------------  ------------------
                         Carrying   Fair    Carrying    Fair
                          Value     Value    Value     Value
                         --------  -------  --------  --------
                                (Dollars in thousands)

       Long-Term Debt    $102,150  $98,530  $105,800  $118,063

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

(5)  Employee Benefit Plans
     ----------------------

     (a) Pension
         -------

Effective December 31, 1999, the pension and other postretirement benefit plans of BEC and COM/Energy were combined under NSTAR.

NSTAR has a defined benefit funded retirement plan with certain contribution features that covers substantially all employees including employees of the Company. NSTAR also maintains an unfunded supplemental retirement plan for certain management employees. Effective January 1, 2000, the defined benefit plan was amended to provide management employees lump sum benefits under a final average pay pension equity formula. Prior to January 1, 2000 these pension benefits were provided under a traditional final average pay formula. This amendment is reflected in the December 31, 1999 benefit obligation.

The periodic costs allocated to the Company was $2,624,000, $3,108,000 and $2,813,000 in 1999, 1998 and 1997, respectively. The accrued pension cost in the Company's statement of financial position was $7,521,000 and $8,816,000 in 1999 and 1998, respectively.

As a result of the merger-related separation packages, amounts recognized for curtailment and special termination benefit costs were $3,961,000 and $2,672,000, respectively, for 1999. These amounts are recoverable as part of the approved rate plans of the retail utility subsidiaries of NSTAR.

     (b) Other Postretirement Benefits
         -----------------------------

Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

To fund postretirement benefits, the Company makes contributions to various voluntary employees; beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of the COM/Energy pension plan and its successor pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation.

The funded status of the Plan cannot be presented separately for the Company since the Company participates in the Plan trusts and subaccount with other subsidiaries of NSTAR. Plan assets are available to provide benefits for all Plan participants who are former employees of the Company and of other subsidiaries of NSTAR.

The net periodic postretirement benefit cost allocated to the Company was $3,238,000, $3,668,000 and $3,764,000 in 1999, 1998 and 1997, respectively. The accrued benefit cost in the Company's statement of financial position was $23,573,000 and $0 at December 31, 1999 and 1998, respectively.

     (c) Savings Plan
         ------------

     The Company has an Employees Savings Plan that provides for Company contributions to eligible employees. The total Company contribution was $1,337,000 in 1999, $1,312,000 in 1998 and $1,366,000 in 1997.

(6)   Commitments and Contingencies
      -----------------------------

     (a) Construction and Financing Program
         ----------------------------------

     The Company is engaged in a continuous construction program presently estimated at $107.8 million for the five-year period 2000 through 2004. Of that amount, $22 million is estimated for 2000. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors.

     (b) LNG Service Contract
         --------------------

     The Company has long-term contracts with Hopkinton LNG Corp., an affiliate, for liquefaction and vaporization services. The contracts extend on a year-to-year basis, subject to the giving of a notice to terminate by the Company at least five years in advance of the anticipated termination date.

(7)  Gas Refunds
     -----------

     During 1999, 1998 and 1997, the Company received refunds from its gas suppliers in settlement of several rate cases that had been pending before the FERC. Operating revenues and the cost of gas sold have been reduced by the amounts refunded to firm customers totaling $803,000 in 1999, $4,439,000 in 1998 and $2,374,000 in 1997.

(8)  Lease Obligations
     -----------------

     The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

     Future minimum lease payments, by period and in the aggregate, of non-cancelable operating leases consisted of the following at December 31, 1999:

                                                    Operating Leases
                                                 ----------------------
                                                 (Dollars in thousands)

          2000                                             2,544
          2001                                             2,141
          2002                                             2,141
          2003                                             2,141
          2004                                             2,141
          Beyond 2004                                      3,090
                                                         -------
          Total future minimum lease payments            $14,198
                                                         =======

     Total rent expense for all operating leases, except those with terms of a month or less, amounted to $4,351,000 in 1999, $4,842,000 in 1998 and $4,866,000
in 1997. There were no contingent rentals and no sublease rentals for the years 1999, 1998 and 1997.

(9)  Environmental Matters
     ---------------------

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

                           COMMONWEALTH GAS COMPANY
                           ------------------------

                                   PART IV.
                                   --------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

(a) 1.    Index to Financial Statements
          -----------------------------

          Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedule (page 16).

(a) 2.    Index to Financial Statement Schedules
          --------------------------------------

          Filed herewith at page indicated is the following financial statement schedule of the Company:

          Schedule II - Valuation and Qualifying Accounts - Years Ended December
          -----------
          31, 1999, 1998 and 1997 (page 37).

(a) 3.    Exhibits:
          --------
                              Notes to Exhibits -
                              -----------------

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

          b. The following is a glossary of acronyms used throughout the Exhibit
             Index:

                 CES       Commonwealth Energy System
                 CG        Commonwealth Gas Company
                 CNG       CNG Transmission Corporation
                 TGP       Tennessee Gas Pipeline Company

                                Exhibit Index:
                                -------------

Exhibit 3.   Articles of incorporation and by-laws.
---------    --------------------------------------

3.1.1 Articles of incorporation of CG (Exhibit 1 to the CG 1991 Form 10-K, File No. 2-1647).

3.1.2 By-laws of CG, as amended (Exhibit 2 to the CG 1992 Form 10-K, File No. 2-1647).

Exhibit 4.   Instruments defining the rights of security holders, including
---------    --------------------------------------------------------------
             indentures.
             -----------

4.1. Indentures of Trust or Supplemental Indenture of Trust (as filed by the Registrant, except First Supplemental which was filed by the Parent)

4.1.1. Original Indenture on Form S-1 (Feb., 1949) (Exhibit 7(a), File No. 2-7820).

4.1.2. First Supplemental on Form S-1 (Mar., 1950) (Exhibit 7(a), File No. 2-8418).

4.1.3. Second Supplemental on Form S-1 (Nov., 1952) (Exhibit 4(a)(2), File No. 2-10445).
4.1.4. Third Supplemental on Form S-1 (Nov., 1952) (Exhibit 4(a)(3), File No. 2-10445).
4.1.5. Fourth Supplemental on Form S-9 (Oct. 1954) (Exhibit 2(b)(5), File No. 2-15089).
4.1.6. Fifth Supplemental on Form S-9 (Mar., 1956) (Exhibit 2(b)(6), File No. 2-15089).
4.1.7. Sixth Supplemental on Form S-9 (Apr., 1957) (Exhibit 2(b)(7), File No. 2-15089).
4.1.8. Seventh Supplemental on Form S-9 (June 1959) (Exhibit 2(b)(8), File No. 2-20532).
4.1.9. Eighth Supplemental on Form S-9 (Sept. 1961) (Exhibit 2(b)(9), File No. 2-20532).
4.1.10.      Ninth Supplemental on Form 8-K (Aug. 1962) (Exhibit A, File No. 2-
             1647).
4.1.11.      Tenth Supplemental on Form 10-K (1970) (Exhibit 2, File No. 2-
             1647).
4.1.12. Eleventh Supplemental on Form S-1 (June, 1972) (Exhibit 4(b)(2), File No. 2-48556).
4.1.13. Twelfth Supplemental on Form S-1 (Aug., 1973) (Exhibit 4(b)(3), File No. 2-48556).
4.1.14.      Thirteenth Supplemental on Form 10-K (1992) (Exhibit 1, File No. 2-
             1647).
4.1.15.      Fourteenth Supplemental on Form 10-K (1990) (Exhibit 1, File No. 2-
             1647).
4.1.16.      Fifteenth Supplemental on Form 10-K (1982) (Exhibit 1, File No. 2-
             1647). 1647).
4.1.17.      Sixteenth Supplemental on Form 10-K (1986) (Exhibit 1, File No. 2-
             1647).
4.1.18.      Seventeenth Supplemental on Form 10-K (1990) (Exhibit 2, File No.
             2-1647).
4.1.19. Eighteenth Supplemental on Form 10-Q (March, 1994) (Exhibit 1, File No. 2-1647).
4.1.20.      Nineteenth Supplemental on Form 10-K (1997) (Exhibit 1, File No. 2-
             1647).

Exhibit 10.  Material Contracts.
----------   ------------------

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

(b)          Reports on Form 8-K.
             -------------------

             No reports on Form 8-K were filed during the three months ended December 31, 1999.


Exhibit 27.  Financial Data Schedule
-----------

             Filed herewith as Exhibit 1 is the Financial Data Schedule for the year ended December 31, 1999

                                                                  SCHEDULE II

                           COMMONWEALTH GAS COMPANY
                           ------------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
             ----------------------------------------------------

                            (Dollars in thousands)

                                        Additions
                                 ----------------------
                       Balance   Provision               Deductions    Balance
                                                         -----------
                      Beginning  Charged to               Accounts     at End
Description            of Year   Operations  Recoveries  Written Off   of Year
-----------           ---------  ----------  ----------  -----------   -------

Allowance for
 Doubtful Accounts
                                    Year Ended December 31, 1999
                                 -----------------------------------

                        $ 2,346     $ 3,804     $ 1,572      $ 5,522   $ 2,200
                        =======     =======     =======      =======   =======

                                    Year Ended December 31, 1998
                                 -----------------------------------

                        $ 2,853     $ 4,145     $ 1,527      $ 6,179   $ 2,346
                        =======     =======     =======      =======   =======

                                    Year Ended December 31, 1997
                                 -----------------------------------

                        $ 2,738     $ 4,979     $ 1,333      $ 6,197   $ 2,853
                        =======     =======     =======      =======   =======

FORM 10-K                                                      DECEMBER 31, 1999
---------                                                      -----------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COMMONWEALTH GAS COMPANY
                                                 ------------------------
                                                    (Registrant)

                                             By: /s/ THOMAS J. MAY
                                                 -------------------------
                                                 Thomas J. May,
                                                 Chairman of the Board
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ THOMAS J. MAY                                           March 30, 2000
-------------------------------------------
Thomas J. May,
Chairman of the Board and
Chief Executive Officer

/s/ R.D. WRIGHT                                             March 30, 2000
-------------------------------------------
R.D. Wright
President and Chief Operating Officer

Principal Financial and Accounting Officer:

/s/ ROBERT J. WEAFER, JR.                                   March 30, 2000
-------------------------------------------
Robert J. Weafer, Jr.
Vice President, Controller and
Chief Accounting Officer

A majority of the Board of Directors:

/s/ THOMAS J. MAY                                           March 30, 2000
-------------------------------------------
Thomas J. May, Director

/s/ R.D. WRIGHT                                             March 30, 2000
-------------------------------------------
Russell D. Wright, Director

/s/ JAMES J. JUDGE                                          March 30, 2000
-------------------------------------------
James J. Judge, Director